Form 10-Q
period 2021-02-28
ASIAFIN HOLDINGS CORP.
filed 2021-04-30
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 28, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-230479

ASIAFIN HOLDINGS CORP

(Exact name of registrant issuer as specified in its charter)

Nevada	37-1950147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 30.02, 30th Floor, Menara KH (Promet),

Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +603 21487170

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2021
Common Stock, $.0001 par value	72,482,500

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of February 28, 2021 (unaudited) and August 31, 2020 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months and Six Months Ended February 28, 2021 (unaudited) and February 29, 2020 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Equity for the Six Months Ended February 28, 2021 (unaudited) and February 29, 2020 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended February 28, 2021 (unaudited) and February 29, 2020 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-16
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

ASIAFIN HOLDINGS CORP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of February 28, 2021 (unaudited) and August 31, 2020 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months and Six Months Ended February 28, 2021 (unaudited) and February 29, 2020 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Equity for the Six Months Ended February 28, 2021 (unaudited) and February 29, 2020 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended February 28, 2021 (unaudited) and February 29, 2020 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6-F-16

ASIAFIN HOLDINGS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2021 AND AUGUST 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	February 28, 2021	August 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Accounts receivable	$6,000	$18,000
Deposits paid, prepayments and other receivables	1,249	1,249
Cash and cash equivalents	389,048	514,231
Total Current Assets	$396,297	$533,480

TOTAL ASSETS	396,297	533,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	23,100	12,600
Other payables and accrued liabilities	14,800	11,709
Income tax payable	644	644
Total Current Liabilities	$38,544	$24,953

TOTAL LIABILITIES	$38,544	$24,953

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 72,482,500 shares issued and outstanding as of February 28, 2021 and August 31, 2020	$7,248	$7,248
Additional paid in capital	576,052	576,052
Accumulated other comprehensive profit	-	-
Accumulated deficit	(225,547)	(74,773)
TOTAL STOCKHOLDERS’ EQUITY	$357,753	$508,527

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$396,297	$533,480

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended February 28		Six Months Ended February 28
	2021	2020	2021	2020

REVENUE	$10,000	$-	$38,000		$-

COST OF REVENUE	$(7,000)	$-	$(26,600)		$-

GROSS PROFIT	$3,000	$-	$11,400		$-

OTHER INCOME	$12,966	$15	$12,976		$23

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(169,860)	$-	$(175,150)		$(16,019)

PROFIT/(LOSS) BEFORE INCOME TAX	$(153,894)	$15	$(150,774)		$(15,996)

INCOME TAX PROVISION	$-	$-	$-	$

NET PROFIT/(LOSS)	$(153,894)	$15	$(150,774)		$(15,996)

OTHER COMPREHENSIVE LOSS	$-	$-	$-		$-

TOTAL COMPREHENSIVE PROFIT/(LOSS)	$(153,894)	$15	$(150,774)		$(15,996)

Net profit/(loss) per share, basic and diluted:	$(0.0021)	$0.0000	$(0.0021)		$(0.0008)

Weighted average number of common shares outstanding – Basic and diluted	72,482,500	53,785,166	72,482,500		18,817,815

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021 and FEBRUARY 29, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Number of shares	Amount	PAID-IN CAPITAL	MERGER RESERVE	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of September 1, 2020	72,482,500	$7,248	$576,052	$-	$(74,773)	$508,527
Net profit for the period	-	-	-	-	3,120	3,120
Balance as of November 30, 2020	72,482,500	$7,248	$576,052	-	$(71,653)	$511,647
Net loss for the period		-	-	-	(153,894)	(153,894)
Balance as of February 28, 2021	72,482,500	$7,248	$576,052	-	$(225,547)	$(357,753)

Six Months Ended February 29, 2020 (Unaudited)
	Number of shares	Amount	PAID-IN CAPITAL	MERGER RESERVE	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of June 14, 2019(inception)	100,000	$10	$-	$-	$-	$10
Transaction with owner	-	-	-	2	-	2
Balance as of August 31, 2019	100,000	$10	-	$2	$-	$12
Transaction with owner	-	-	-	(2)	-	(2)
Net loss for the period	-	-	-	-	(16,011)	(16,011)
Balance as of November 30, 2019	100,000	$10	-	$-	$(16,011)	$(16,001)
Issuance of share capital – founders’ shares	67,900,000	6,790	-	-	-	6,790
Net profit for the period	-	-	-	-	15	15
Balance as of February 29, 2020	68,000,000	$6,800	-	$-	$(15,996)	$(9,196)

ASIAFIN HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended February 28
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(150,774)	$(15,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	12,000	-
Accounts payable	10,500	-
Other payables and accrued liabilities	3,091	-
Net cash used in operating activities	(125,183)	(15,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director	-	31,941
Proceeds from issuance of shares in IPO/Unallocated shares	-	6,788
Net cash provided by financing activities	-	38,729

Net increase in cash and cash equivalents	(125,183)	22,733
Cash and cash equivalents, beginning of period	514,231	12
CASH AND CASH EQUIVALENTS, END OF PERIOD	$389,048	$22,745
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

ASIAFIN HOLDINGS CORP. was incorporated on June 14, 2019 under the laws of the state of Nevada.

The Company, through its subsidiaries, engages in providing market research studies and consultancy services in the Financial Ecosystems.

On December 18, 2019, the Company acquired 100% of the equity interests in AsiaFIN Holdings Corp. (herein referred as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia.

On December 23, 2019, AsiaFIN Holdings Corp., the Malaysia Company acquired 100% of the equity interest of AsiaFIN Holdings Limited (herein referred as the “Hong Kong Company”), a private limited company incorporated in Hong Kong.

Details of the Company’s subsidiaries:

	Company name	Place/date of incorporation	Particulars of issued capital	Principal activities

1.	AsiaFIN Holdings Corp.	Labuan, July 15, 2019	1 shares of ordinary share of US$ 1 each	Investment holding and consulting services pertaining to market studies and financial solutions.

2.	AsiaFIN Holdings Limited	Hong Kong, July 5, 2019	1 ordinary share of HKD 1 each	Consultancy Services on market studies and financial solutions.

For purposes of consolidated financial statement presentation, AsiaFIN Holdings Corp. and its subsidiaries are hereinafter referred to as the “Company”.

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for AsiaFIN Holdings Corp. and its subsidiaries for the six months ended February 28, 2021 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AsiaFIN Holdings Corp. and its wholly owned subsidiaries, AsiaFIN Holdings Corp. and AsiaFIN Holdings Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted August 31 as its fiscal year end.

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended February 28, 2021, the Company suffered net loss of USD150,774 and had negative operating cash flow of USD125,183. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Net loss per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

The reporting currency of the Company and its subsidiaries in Labuan and Hong Kong is United States Dollars (“US$”) which being the primary currency of the economic environment in which these entities operate.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended February 28, 2021	As of and for the period ended August 31, 2020

Period-end RM : US$1 exchange rate	4.05	4.15
Period-average RM : US$1 exchange rate	4.05	4.15
Period-end HK$: US$1 exchange rate	7.76	7.80
Period-average HK$ : US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayment, deposits, accounts payable and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

On June 14, 2019, the founder of the Company, Mr. Wong purchased 100,000 shares of restricted common stock of the Company at a par value of $0.0001 per share. The monies from this transaction, which totalled $10, went to the Company to be used as initial working capital.

On December 20, 2019, the Company issued 21,900,000 shares of restricted common stock to Mr. Wong, with a par value of $0.0001 per share, for total additional working capital of $2,190.

On December 20, 2019, the Company issued 21,850,000 shares of restricted common stock to See Unicorn Ventures Sdn. Bhd., a company incorporated in Malaysia, with a par value of $0.0001 per share, for additional working capital of $2,185.

On December 20, 2019, the Company issued 10,000,000 shares of restricted common stock to SEATech Ventures Corp., a company incorporated in Nevada, with a par value of $0.0001 per share, for additional working capital of $1,000.

On December 20, 2019, the Company issued 8,000,000 shares of restricted common stock to Hoo, Swee Ping, with a par value of $0.0001 per share, for additional working capital of $800.

On December 20, 2019, the Company issued 5,000,000 shares of restricted common stock to AsiaFIN Talent Sdn Bhd., a company incorporated in Malaysia, with a par value of $0.0001 per share, for additional working capital of $500.

On December 23, 2019, the Company issued 500,000 shares of restricted common stock to Lim, Kin Wan, with a par value of $0.0001 per share, for additional working capital of $50.

On December 23, 2019, the Company issued 300,000 shares of restricted common stock each to both Kang, Kok Seng Michael, and Tan, Hock Chye, with a par value of $0.0001 per share, for additional working capital of $60.

On December 23, 2019, the Company issued 50,000 shares of restricted common stock to Eng, Kin Hoong, with a par value of $0.0001 per share, for additional working capital of $5.

Between February 7, 2020 to June 30, 2020, the Company sold shares to 27 foreign parties, all of which do not reside in the United States. A total of 3,200,000 shares of restricted common stock were sold at a price of $0.10 per share. The total proceeds to the Company amounted to a total of $320,000.

Between July 20, 2020 to August 14, 2020, the Company sold shares to 46 foreign parties, all of which do not reside in the United States. A total of 1,282,500 shares of restricted common stock were sold at a price of $0.20 per share. The total proceeds to the Company amounted to a total of $256,500.

As of August 31, 2020 and August 31, 2019, the Company has an issued and outstanding common share of 72,482,500 and 100,000 respectively.

As of February 28, 2021, the Company has an issued and outstanding common share of 72,482,500.

4. CASH AND CASH EQUIVALENTS

As of February 28, 2021, the Company recorded cash and cash equivalents of $389,048 which consists of cash on hand and bank balances.

5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of February 28, 2021 and August 31, 2020.

	As of February 28, 2021 (Unaudited)	As of August 31, 2020 (Audited)
Accounts receivable	$6,000	$18,000
Total accounts receivable	$6,000	$18,000

As of February 28, 2021 and August 31, 2020, the amount of $6,000 and $18,000 respectively on accounts receivable are related party transactions and outstanding balances. The revenue is generated from providing consulting services on market study pertaining to payment processing trends in Asia and also market studies and advisory on user preferences pertaining to payment kiosks in Southeast Asia market.

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. ACCOUNTS PAYABLE

Accounts payable consisted of the following as of February 28, 2021 and August 31, 2020.

	As of February 28, 2021 (Unaudited)	As of August 31, 2020 (Audited)
Accounts payable	$23,100	$12,600
Total accounts payable	$23,100	$12,600

7. DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid, prepayments and other receivables consisted of the following as of February 28, 2021 and August 31, 2020.

	As of February 28, 2021 (Unaudited)	As of August 31, 2020 (Audited)
Other receivables	$1,249	$1,249
Total deposits paid, prepayments and other receivables	$1,249	$1,249

As of February 28, 2021 and August 31, 2020, there are the same amounts of $1,249 on other receivables which are related party transactions and outstanding balances.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as at February 28, 2021 and August 31, 2020.

	As of February 28, 2021 (Unaudited)	As of August 31, 2020 (Audited)
Accrued audit fees	6,900	10,000
Other payables	7,900	1,709
Total other payables and accrued liabilities	$14,800	$11,709

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. INCOME TAXES

For the period ended February 28, 2021 and February 29, 2020, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Six months ended February 28, 2021 (Unaudited)	Six months ended February 29, 2020 (Unaudited)

Tax jurisdictions from:
- Local	$-	$-
- Foreign, representing
Labuan	-	-
Hong Kong	-	-
Loss before income tax	$-	$-

The provision for income taxes consisted of the following:

	Six months ended February 28, 2021 (Unaudited)	Six months ended February 29, 2020 (Unaudited)

Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
-Local	-	-
-Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of February 28, 2021, the operations in the United States of America incurred $257,968 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of $54,173 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, AsiaFIN Holdings Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

AsiaFIN Holdings Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 8.25% to 16.5% on its assessable income.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of February 28, 2021 and February 29, 2020:

	Six months ended February 28, 2021 (Unaudited)	Six months ended February 29, 2020 (Unaudited)
Deferred tax assets:
Net operating loss carry forwards
-United States of America	$(54,173)	$(17,960)
-Labuan	-	-
-Hong Kong	-	-
	$(54,173)	$(17,960)
Less: valuation allowance	54,173	17,960
Deferred tax assets	$-	$-

10. RELATED PARTY TRANSACTIONS

	Six months ended February 28, 2021 (Unaudited)	Six months ended February 29, 2020 (Unaudited)
Insite MY Systems Sdn Bhd[1]
-Revenue	$(17,000)	$-

GLS IT Solutions Sdn Bhd[1]
-Revenue	$(21,000)	$-

SEATech Ventures (HK) Limited[2]
-Consultation fee	$167,200	$-

1 Mr. Wong, Kai Cheong, our Chief Executive Officer, is the Director of Insite MY Systems Sdn Bhd while Mr. Seah, Kok Wah, our Director, is the Director of GLS IT Solutions Sdn Bhd and SEATech Ventures Corp.

2 SEATech Ventures (HK) Limited, through its wholly owned subsidiary of SEATech Ventures Corp. is a 13.8% shareholder of the Company.

11. COMMITMENTS AND CONTINGENCIES

As of February 28, 2021, the Company has no commitments or contingencies involved.

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customers

For the period/year ended February 28, 2021 and August 31, 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year/period-end are presented as follows:

	As of February 28, 2021	As of August 31, 2020	As of February 28, 2021	As of August 31, 2020	As of February 28, 2021	As of August 31, 2020
	Revenues		Percentage of revenues		Accounts receivable

Customer A	$17,000	$11,000	45%	61%	$-	11,000
Customer B	$21,000	$7,000	55%	39%	$6,000	7,000
	$38,000	$18,000	100%	100%	$6,000	18,000

Customer A is Insite MY Systems Sdn Bhd, and Customer B is GLS IT Solutions Sdn Bhd. Both Customer A and Customer B are related parties. Mr. Wong, Kai Cheong, our Chief Executive Officer, is the Director of Insite MY Systems Sdn Bhd while Mr. Seah, Kok Wah, our Director, is the Director of GLS IT Solutions Sdn Bhd. The services provided to the aforementioned customers pertained to providing consulting services relating to market studies of payment processing trends in Asia, and also market studies and advisory pertaining to unattended payment kiosk user preferences in the Southeast Asia market. There were no other contracts with these customers for additional services.

(b) Major vendors

For the period/year ended February 28, 2021 and August 31, 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year/period-end are presented as follows:

	As of February 28, 2021	As of August 31, 2020	As of February 28, 2021	As of August 31, 2020	As of February 28, 2021	As of August 31, 2020
	Purchases		Percentage of purchases		Accounts payable

Vendor A	$11,900	$7,700	45%	61%	$8,400	7,700
Vendor B	$14,700	$4,900	55%	39%	$14,700	4,900
	$26,600	$12,600	100%	100%	$23,100	12,600

Vendor A provides market research and surveys pertaining to payment process trends in Asia, and Vendor B provides us analytic tools to facilitate market research pertaining to payment kiosks as well as market surveys of the urban areas in which the kiosks are currently located, or may be installed in the future. The vendors are unrelated third parties.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its account receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate actually post higher or lower income depending on exchange rate of RM converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

13. SIGNIFICANT EVENTS

During the fiscal year, the World Health Organization declared the Coronavirus (COVID-19) outbreak to be a pandemic, which has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates. The Company considers this outbreak as non-adjusting-events. The consequences brought about by Covid-19 continue to evolve and whilst the Company actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after February 28, 2021 up through the date of April 28, 2021, the Company issued audited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.3, dated March 19, 2021, for the period ended August 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.3, dated March 19, 2021, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

AsiaFIN Holdings Corp, the US Company, operates through its wholly owned subsidiary, AsiaFIN Holdings Corp, a Labuan Company; which operates through its wholly owned subsidiary, AsiaFIN Holdings Limited, a Hong Kong Company; The US, Labuan act solely for holding purposes whereas all current and future operations in Hong Kong are planned to be carried out via AsiaFIN Holdings Limited, the Hong Kong Company. The purpose of the Hong Kong Company is to function as the current regional hub, carrying out the majority of operations of the Company.

All of the previous entities share the same exact business plan with the goal of providing business mentoring services, nurturing and incubation services relating to client businesses and corporate development advisory services to entrepreneurs in the broader technology industry, but with a specific focus on the information and communication technology industry. We will, at least initially, primarily focus our efforts on nurturing ICT entrepreneurs in Asia. Our advisory services will center on our “ICT Start-Up Mentorship Program”, which is designed to assist tech-based entrepreneurs in solving ICT industry pain points caused by technical insufficiencies, inappropriate financial modelling and weak strategic positioning within a competitive environment.

3

Results of Operation

For the six months ended February 28, 2021

Revenues

For six months ended February 28, 2021, the Company has generated revenue of $38,000. The revenue generated was the result of corporate development advisory service rendered by the Company and also services rendered to client for organizing seminar. The Company hosted the event on behalf of client so that entrepreneurs could link up and create relationships with other entrepreneurs.

Cost of Revenue and Gross Margin

For the six months ended February 28, 2021, cost incurred arise in providing corporate development advisory services is $26,600 and generate a gross profit of $11,400 the for the six months ended February 28,2021.

General and administrative expenses

For the six months ended February 28, 2021, we had general and administrative expenses in the amount of $175,150, which was primarily comprised of company consultation fee and review fee.

Net Loss

For the six months ended February 28, 2021, the Company has incurred a net loss of $150,774. The loss is mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of February 28, 2021, we had cash and cash equivalents of $389,048. We had negative operating cash flows due to minimal operating activity, we expect increased levels of operating activities going forward will result in more significant cash outflows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the six months ended February 28, 2021, we have met these requirements primarily from previous sales of our common stock.

Cash Used In Operating Activities

For the six months ended February 28, 2021, net cash used in operating activities was $125,183, which were the result of our net loss attributable to administration expenses.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of February 28, 2021.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

5

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of February 28, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

7

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal investment officer*

32.1	Section 1350 Certification of principal executive officer *

32.2	Section 1350 Certification of principal investment officer *

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaFIN Holdings Corp
(Name of Registrant)
Date: April 30, 2021
	By:	/s/ WONG KAI CHEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: April 30, 2021	By:	/s/ SEAH KOK WAH
	Title:	Director

9