Form 10-Q
period 2021-05-31
ASIAFIN HOLDINGS CORP.
filed 2021-07-15
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-230479

ASIAFIN HOLDINGS CORP.

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2021
Common Stock, $.0001 par value	72,482,500

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of May 31, 2021 (unaudited) and August 31, 2020 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months and Nine Months Ended May 31, 2021 (unaudited) and May 31, 2020 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended May 31, 2021 (unaudited) and May 31, 2020 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended May 31, 2021 and 2020 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-13
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of May 31, 2021 (unaudited) and August 31, 2020 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months and Nine Months Ended May 31, 2021 (unaudited) and May 31, 2020 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended May 31, 2021 (unaudited) and May 31, 2020 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended May 31, 2021 (unaudited) and May 31, 2020 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-13

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2021 AND AUGUST 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	May 31, 2021	August 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Accounts receivable	$6,000	$18,000
Deposits paid, prepayments and other receivables	1,249	1,249
Cash and cash equivalents	383,411	514,231
Total Current Assets	$390,660	$533,480

TOTAL ASSETS	390,660	533,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	12,600	12,600
Other payables and accrued liabilities	10,000	11,709
Income tax payable	644	644
Total Current Liabilities	$23,244	$24,953

TOTAL LIABILITIES	$23,244	$24,953

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 72,482,500 shares issued and outstanding as of May 31, 2021 and August 31, 2020	$7,248	$7,248
Additional paid in capital	576,052	576,052
Share application monies	31,800	-
Accumulated deficit	(247,684)	(74,773)
TOTAL STOCKHOLDERS’ EQUITY	$367,416	$508,527

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$390,660	$533,480

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2021 AND MAY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended May 31		Nine Months Ended May 31
	2021	2020	2021	2020

REVENUE	$-	$-	$38,000	$-

COST OF REVENUE	$-	$-	$(26,600)	$-

GROSS PROFIT	$-	$-	$11,400	$-

OTHER INCOME	$86	$10	$13,062	$33

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(22,223)	$(1,319)	$(197,373)	$(17,338)

LOSS BEFORE INCOME TAX	$(22,137)	$(1,309)	$(172,911)	$(17,305)

INCOME TAX PROVISION	$-	$-	$-	$-

NET LOSS	$(22,137)	$(1,309)	$(172,911)	$(17,305)

OTHER COMPREHENSIVE LOSS	$-	$-	$-	$-

TOTAL COMPREHENSIVE LOSS	$(22,137)	$(1,309)	$(172,911)	$(17,305)

Net loss per share, basic and diluted:	$(0.0003)	$(0.0000)	$(0.0023)	$(0.0005)

Weighted average number of common shares outstanding – Basic and diluted	72,482,500	68,000,000	72,482,500	31,635,835

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED MAY 31, 2021 and MAY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine Months Ended May 31, 2021 (Unaudited)
	Number of shares	Amount	PAID-IN CAPITAL	MERGER RESERVE	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of September 1, 2020	72,482,500	$7,248	$576,052	$-	$(74,773)	$508,527
Net profit for the period	-	-	-	-	3,120	3,120
Balance as of November 30, 2020	72,482,500	$7,248	$576,052	-	$(71,653)	$511,647
Net loss for the period	-	-	-	-	(153,894)	(153,894)
Balance as of February 28, 2021	72,482,500	$7,248	$576,052	-	$(225,547)	$357,753
Net loss of for the period	-				(22,137)	(22,137)
Balance as of May 31, 2021	72,482,500	$7,248	$576,052	$-	$(247,684)	$335,616

Nine Months Ended May 31, 2020 (Unaudited)
	Number of shares	Amount	PAID-IN CAPITAL	MERGER RESERVE	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of June 14, 2019(inception)	100,000	$10	$-	$-	$-	$10
Transaction with owner	-	-	-	2	-	2
Balance as of August 31, 2019	100,000	$10	-	$2	$-	$12
Transaction with owner	-	-	-	(2)	-	(2)
Net loss for the period	-	-	-	-	(16,011)	(16,011)
Balance as of November 30, 2019	100,000	$10	-	$-	$(16,011)	$(16,001)
Issuance of share capital – founders’ shares	67,900,000	6,790	-	-	-	6,790
Net profit for the period	-	-	-	-	15	15
Balance as of February 29, 2020	68,000,000	$6,800	-	$-	$(15,996)	$(9,196)
Net loss for the period	-	-	-	-	(1,309)	(1,309)
Balance as of May 31, 2020	68,000,000	$6,800	$-	$-	$(17,305)	$(10,505)

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MAY 31, 2021 AND MAY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended May 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(172,911)	$(17,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	12,000	-
Other payables and accrued liabilities	(1,709)	1,320
Net cash used in operating activities	(162,620)	(15,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director	-	31,940
Proceeds from IPO shares subscription in advanced	31,800	-
Proceeds from Share application monies/Unallocated shares	-	6,788
Net cash provided by financing activities	31,800	38,728

Net increase in cash and cash equivalents	(130,820)	22,743
Cash and cash equivalents, beginning of period	514,231	12
CASH AND CASH EQUIVALENTS, END OF PERIOD	$383,411	$22,755
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2021

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

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for AsiaFIN Holdings Corp. and its subsidiaries (‘the Company’) for the nine months ended May 31, 2021 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AsiaFIN Holdings Corp. and its wholly owned subsidiaries, AsiaFIN Holdings Corp. and AsiaFIN Holdings Limited. The Company has adopted August 31 as its fiscal year end.

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

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2021

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended May 31, 2021, the Company suffered net loss of USD 172,911 and had negative operating cash flow of USD162,620. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2021

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

Foreign currencies translation

The reporting and functional currency of the Company and its subsidiaries in Labuan and Hong Kong is United States Dollars (“US$”) which being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended May 31, 2021	As of and for the period ended August 31, 2020

Period-end RM : US$1 exchange rate	4.13	4.15
Period-average RM : US$1 exchange rate	4.07	4.15
Period-end HK$: US$1 exchange rate	7.75	7.80
Period-average HK$ : US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2021

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

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of August 31, 2020 and August 31, 2019, the Company has an issued and outstanding common share of 72,482,500 and 100,000 respectively.

As of May 31, 2021, the Company has an issued and outstanding common share of 72,482,500.

4. CASH AND CASH EQUIVALENTS

As of May 31, 2021, the Company recorded cash and cash equivalents of $383,411 which consists of cash on hand and bank balances.

5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of May 31, 2021 and August 31, 2020.

	As of May 31, 2021 (Unaudited)	As of August 31, 2020 (Audited)
Accounts receivable	$6,000	$18,000
Total accounts receivable	$6,000	$18,000

As of May 31, 2021 and August 31, 2020, the amount of $6,000 and $18,000 respectively on accounts receivable are related party outstanding balances. The revenue is generated from providing consulting services on market study pertaining to payment processing trends in Asia and also market studies and advisory on user preferences pertaining to payment kiosks in Southeast Asia market.

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid, prepayments and other receivables consisted of the following as of May 31, 2021 and August 31, 2020.

	As of May 31, 2021 (Unaudited)	As of August 31, 2020 (Audited)
Other receivables	$1,249	$1,249
Total deposits paid, prepayments and other receivables	$1,249	$1,249

As of May 31, 2021 and August 31, 2020, there are the same amounts of $1,249 on other receivables which are related party outstanding balances.

7. ACCOUNTS PAYABLE

Accounts payable consisted of the following as of May 31, 2021 and August 31, 2020.

	As of May 31, 2021 (Unaudited)	As of August 31, 2020 (Audited)
Accounts payable	$12,600	$12,600
Total accounts payable	$12,600	$12,600

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as at May 31, 2021 and August 31, 2020.

	As of May 31, 2021 (Unaudited)	As of August 31, 2020 (Audited)
Accrued audit fees	5,000	10,000
Other payables	5,000	1,709
Total other payables and accrued liabilities	$10,000	$11,709

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. INCOME TAXES

For the period ended May 31, 2021 and August 31, 2020, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended May 31, 2021 (Unaudited)	Nine months ended May 31, 2020 (Unaudited)

Tax jurisdictions from:
- Local	$(184,854)	$(15,800)
- Foreign, representing
Labuan	1,993	5
Hong Kong	9,950	(1,510)
Loss before income tax	$(172,911)	$(17,305)

The provision for income taxes consisted of the following:

	Nine months ended May 31, 2021 (Unaudited)	Nine months ended May 31, 2020 (Unaudited)

Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
-Local	-	-
-Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of May 31, 2021, the operations in the United States of America incurred $270,380 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of $56,780 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, AsiaFIN Holdings Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

AsiaFIN Holdings Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 8.25% to 16.5% on its assessable income.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of May 31, 2021 and August 31, 2020:

	Nine months ended May 31, 2021 (Unaudited)	Nine months ended May 31, 2020 (Unaudited)
Deferred tax assets:
Net operating loss carry forwards
-United States of America	$(56,780)	$(3,318)
-Labuan	-	-
-Hong Kong	-	-
	$(56,780)	$(3,318)
Less: valuation allowance	56,780	3,318
Deferred tax assets	$-	$-

10. RELATED PARTY TRANSACTIONS

	Nine months ended May 31, 2021 (Unaudited)	Nine months ended May 31, 2020 (Unaudited)
Insite MY Systems Sdn Bhd[1]
-Revenue	$(17,000)	$-

GLS IT Solutions Sdn Bhd[1]
-Revenue	$(21,000)	$-

SEATech Ventures (HK) Limited[2]
-Consultation fee	$167,200	$-

1 Mr. Wong, Kai Cheong, our Chief Executive Officer, is the Director of Insite MY Systems Sdn Bhd while Mr. Seah, Kok Wah, our Director, is the Director of GLS IT Solutions Sdn Bhd and SEATech Ventures Corp.

2 SEATech Ventures (HK) Limited, through its wholly owned subsidiary of SEATech Ventures Corp. is a 13.8% shareholder of the Company.

11. COMMITMENTS AND CONTINGENCIES

As of May 31, 2021, the Company has no commitments or contingencies involved.

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customers

For the period/year ended May 31, 2021 and August 31, 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year/period-end are presented as follows:

	As of May 31, 2021	As of August 31, 2020	As of May 31, 2021	As of August 31, 2020	As of May 31, 2021	As of August 31, 2020
	Revenues		Percentage of revenues		Accounts receivable

Customer A	$17,000	$11,000	45%	61%	$-	11,000
Customer B	$21,000	$7,000	55%	39%	$6,000	7,000
	$38,000	$18,000	100%	100%	$6,000	18,000

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

(b) Major vendors

For the period/year ended May 31, 2021 and August 31, 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year/period-end are presented as follows:

	As of May 31, 2021	As of August 31, 2020	As of May 31, 2021	As of August 31, 2020	As of May 31, 2021	As of August 31, 2020
	Purchases		Percentage of purchases		Accounts payable

Vendor A	$11,900	$7,700	45%	61%	$8,400	7,700
Vendor B	$14,700	$4,900	55%	39%	$14,700	4,900
	$26,600	$12,600	100%	100%	$23,100	12,600

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

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate actually post higher or lower income depending on exchange rate of RM or HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

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

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after May 31, 2021 up through the date of July 15, 2021, the Company issued audited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

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

Company Overview

AsiaFIN Holdings Corp., the US Company, operates through its wholly owned subsidiary, AsiaFIN Holdings Corp., a Labuan Company; which operates through its wholly owned subsidiary, AsiaFIN Holdings Limited, a Hong Kong Company; The US, Labuan act solely for holding purposes whereas all current and future operations in Hong Kong are planned to be carried out via AsiaFIN Holdings Limited, the Hong Kong Company. The purpose of the Hong Kong Company is to function as the current regional hub, carrying out the majority of operations of the Company.

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

3

Results of Operation

For the nine months ended May 31, 2021

Revenues

For nine months ended May 31, 2021, the Company has generated revenue of $38,000. The revenue generated was the result of corporate development advisory service rendered by the Company and also services rendered to client for organizing seminar. The Company hosted the event on behalf of client so that entrepreneurs could link up and create relationships with other entrepreneurs.

Cost of Revenue and Gross Profit

For the nine months ended May 31, 2021, cost incurred arise in providing corporate development advisory services is $26,600 and generate a gross profit of $11,400 for the nine months ended May 31,2021.

Selling, general and administrative expenses

For the nine months ended May 31, 2021, we had selling, general and administrative expenses in the amount of $197,373, which was primarily comprised of company consultation fee and review fee.

Net Loss

For the nine months ended May 31, 2021, the Company has incurred a net loss of $172,911. The loss is mainly derived from the selling, general and administrative expenses.

4

Liquidity and Capital Resources

As of May 31, 2021, we had cash and cash equivalents of $383,411. We had negative operating cash flows due to minimal operating activity, we expect increased levels of operating activities going forward will result in more significant cash outflows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the nine months ended May 31, 2021, we have met these requirements primarily from previous sales of our common stock.

Cash Used In Operating Activities

For the nine months ended May 31, 2021, net cash used in operating activities was $162,620, which were the result of our net loss attributable to administration expenses.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of May 31, 2021.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of May 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AsiaFIN Holdings Corp.
(Name of Registrant)

Date: July 15, 2021
	By:	/s/ WONG KAI CHEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: July 15, 2021	By:	/s/ SEAH KOK WAH
	Title:	Director

9