Form 10-K
period 2021-08-31
ASIAFIN HOLDINGS CORP.
filed 2021-11-29
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended August 31,2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-230479

ASIAFIN HOLDINGS CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	37-1950147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 30.02, 30th Floor, Menara KH (Promet),

Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +603 21487170

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock		The OTC Market – Pink Sheets

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Not Applicable

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2021
Common Stock, $.0001 par value	73,319,800

AsiaFIN Holdings Corp.

FORM 10-K

For the Fiscal Year Ended August 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “AsiaFIN” are references to AsiaFIN Holdings Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

AsiaFIN Holdings Corp., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on June 14, 2019.

On June 14, 2019, Mr. Wong Kai Cheong was appointed Chief Executive Officer, President, Secretary, Treasurer and Director.

On September 18, 2020, Mr. Seah Kok Wah was appointed Director of the Company.

On December 18, 2019, we, “the Company” acquired 100% of the equity interests of AsiaFIN Holdings Corp. (herein referred to as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia. In consideration of the equity interests of AsiaFIN Holdings Corp. our Chief Executive Officer, Mr. Wong was compensated $1 HKD.

On December 23, 2019, AsiaFIN Holdings Corp., Malaysia Company acquired AsiaFIN Holdings Limited (herein referred to as the “Hong Kong Company”), a private limited company incorporated in Hong Kong. In consideration of the equity interests of AsiaFIN Holdings Limited our Chief Executive Officer, Mr. Wong was compensated $1 HKD.

The Company, through its subsidiaries, mainly provides consulting services to the clients. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	AsiaFIN Holdings Corp.	Labuan /July 15, 2019	1 share of ordinary share of US$1 each	Investment holding and consulting services pertaining to market studies and financial solutions	100%

2.	AsiaFIN Holdings Limited	Hong Kong / July 5, 2019	1 ordinary share of HKD$1	Consultancy Services on market studies and financial solutions	100%

Business Overview

AsiaFIN Holdings Corp. is currently providing market research studies and consulting services pertaining to system solutions and integration of unattended payment kiosks and payment processing to our clients. Our present clients, who are related parties, are payment solution companies located in Malaysia, although we intend to provide services to other geographic regions in the future.

We have additional plans to develop our own software, which we anticipate we will be able to be merge and integrate onto such Payment Processing or Unattended Payment Kiosk, to accept payments and collect data. Additionally, we have plans, which we are still developing and exploring, to create Web-Based Solutions in four areas which include Payment Processing, Regulatory Technology (REGTECH), Robotic Process Automation (RPA) and Unattended Payment Kiosks for financial institutions, and other industries. We refer to the four pillars of our business as “Focus Solutions”. A further elaboration will be discussed under the “Description of Business” below.

Later, we may decide to expand upon our current plans and may also explore options of developing additional software types. We intend to utilize existing and future relationships that may be gained by our officers and directors as a means to expand our reach across the Southeast Asia region, which has a population of approximately 660 million individuals. We believe this market provides us a large pool of businesses that may benefit from our current and future service offerings and or software that may become available as our business plan progresses.

Payment Market - Asian Market

Asia stands at the forefront of payment innovation, particularly in regards to digital and online payments, accounting for 51% of the global market share. Asia’s market share of the global payment market grew 6% in 2020, and is projected to achieve a Compound Annual Growth Rate (“CAGR”) of 6% from 2019 to 2024, slightly above the global GDP rate of 5%, with the majority of growth evidenced in countries in Southeast Asia.[1]

On the other hand, Southeast Asian countries continue to be defined by extraordinary rates of growth in digital payment markets, implying a CAGR of 21.3% in Malaysia, 20.2% in Vietnam, 18.6% in the Philippines and Indonesia. Digital adoption in Southeast Asian countries currently grows at a CAGR of 14%, and is expected to reach 292 million smartphone users by the end of 2020.[2]

Southeast Asian countries like Singapore, Malaysia, Indonesia, Myanmar have started to implement new payment methods like Faster payments, Bulk payments and online payments using electronic wallets since 2018. The adoption of these new payment methods has increased significantly, especially with the onset of the COVID 19 pandemic.

It is expected that the global digital payment market will increase at a CAGR of 6%, with total revenues increasing by $715 billion and surpassing $2.7 trillion by 2023. In emerging counties, electronic payments transactions are increasing at a rate of 22% over the next five years to support revenue growth. It is projected that the global payment market will remain fairly high at 14% CAGR for the next five years.[3]

Regtech – Asian Market

RegTech is the management of regulatory processes within the financial industry via technology, including regulatory monitoring, reporting and compliance. In recent years, there has been a strong regulatory focus on financial crime. The key drivers of RegTech adoption consist of compliance, cost, and complexity. The ability of RegTech using technologies such as advanced analytics, robotic process automation and cognitive computing offer new efficiencies in compliance, which offers a lower cost.[4]

The RegTech market is expected to grow at a CAGR of 23.5%, from USD 4.3 billion to USD 12.3 billion by 2023. Asia-Pacific is expected to become the new engine of Regtech growth and innovation, contributing 20% of the global market share, lagging only the American market. While most RegTech firms are based in the United States and Europe, local players are starting to appear in Asia especially in Malaysia.[5]

Monetary Authority of Singapore (MAS) adopted RegTech at an early stage in 2017 along with the release of the “Financial Services Industry Transformation Map” to make Singapore the leading global financial centre in Asia. In September 2020, MAS was awarded the “Global Impact” award at the Central Banking FinTech RegTech awards.[6] On the other hand, Hong Kong plans to launch a series of RegTech specific projects focusing on AML, prudential risk management and compliance, study on machine-readable regulations and exploration of RegTech.

In Malaysia, Bank Negara Malaysia (BNM) has initiated a standard reporting platform based on XBRL in 2012, which requires all Reporting Entities (RE) to adopt RegTech in their data reporting systems. This includes all statistics reporting, credit risk and international transactions exposure assets and liabilities. Similar initiatives have been adopted by the Securities Commission for all publicly listed companies.

The RegTech industry is now moving into the third stage from ‘know your customer’ to ‘know your data’, as financial institutions start to view risks and regulations as data and prediction problems that can be addressed by technology. Despite the popularity of adopting RegTech, it is not a solution for all corporate governance and risk management issues. Data quality is a major key factor to ensure the accuracy and efficiency of RegTech.

Hence, Companies may require data quality improvement beforehand in a more well-mannered way and may adopt a hybrid of humanity and RegTech in order to make compliance decisions, as opposed to a full dependence on technology.[7] Therefore, with accurate data quality, the potential of RegTech can be maximized and can be used in different industries to improve efficiency and effectiveness.

[1] Global Payments Report 2019: Amid sustained growth, accelerating challenges demand bold actions -https://www.mckinsey.com/~/media/McKinsey/Industries/Financial%20Services/Our%20Insights/Tracking%20the%20sources%20of%20robust%20payments%20growth%20McKinsey%20Global%20Payments%20Map/2019-Global-Payments-Report.ashx

[2] The Next 600 million -https://www.adyen.com/dam/jcr:72351376-9e2e-4f30-84d1-d5612fe2c48d/VID-1591%2

[3] Global Payments Report 2019: Amid sustained growth, accelerating challenges demand bold actions -https://www.mckinsey.com/~/media/McKinsey/Industries/Financial%20Services/Our%20Insights/Tracking%20the%20sources%20of%20robust%20payments%20growth%20McKinsey%20Global%20Payments%20Map/2019-Global-Payments-Report.ashx

[4] There’s a revolution coming: Embraving the challenge of the new RegTech era - https://assets.kpmg/content/dam/kpmg/cn/pdf/en/2019/06/embracing-the-challenge-of-the-new-regtech-era.pdf

[5] The Evolving regtech Landscape in Asia -
https://www.brinknews.com/the-evolving-regtech-landscape-in-asia/

[6] Asia-Pacific financial services regulatory outlook 2019 - https://www2.deloitte.com/content/dam/Deloitte/au/Documents/financial-services/deloitte-au-fs-apac-regulatory-outlook-2019-140119.pdf

[7] Is RegTech The Answer To Corporate Governance And Risk Management Issues? - https://www.forbes.com/sites/nizangpackin/2019/02/08/is-regtech-the-answer-to-corporate-governance-and-risk-management-issues/#5a238c2ffb49

Robotic Process Automation

Robotic Process Automation (RPA) also called “intelligent automation” or “smart automation” refers to advanced technologies that can be programmed to perform a series of tasks, like data manipulation, triggering responses, and creating necessary communication with other processes and systems. RPA is similar to traditional IT automation but the major difference between these technologies is that RPA is, itself, capable of learning and is adaptive to changing circumstances, while a traditional IT automation system is not.[8] In Asia-Pacific, the RPA market size is estimated to be USD $29 Billion, implying 203% growth by 2021.[9]

The factor that is driving the growth of this market is the high level of cost savings for businesses. Since robots are utilized for the processes it helps reduce operational costs and also the costs arising from human error. Thus, a onetime investment on RPA ensures high returns to businesses who are more than eager to integrate these processes in their workflows. The adoption of RPA among SMEs, especially financial services, are causing market growth to thrive. The increasing shift toward cloud-based solutions and the increasing adoption of robot-based solutions in different industries are expected to create new opportunities for the establishment of the robotic process automation market globally. Asia-Pacific is expected to emerge as the fastest growing market during the forecasted period. The development of Asian countries and the demand for consumer electronic products is forcing manufacturers to adopt cost-effective technology in the manufacturing process. With rapid advancements in digitization and information technology, the Asia Pacific region is expected to grow at the highest CAGR in robotic process automation market.

The cost of Labour in the Southeast Asia region has required the significant use of RPA to augment the need to hire more staff to perform mundane and repetitive tasks. The use of RPA has been the buzz word in all business sectors starting in Singapore, Malaysia, Thailand, Philippines and Indonesia.

Unattended Payment Kiosk

The world is moving to a technological era where human interaction to perform daily tasks is falling rapidly. The unattended and self-service kiosk market worldwide was valued at US$ 23.45 billion in 2018 and is set to grow with a CAGR of 9.1% during the forecast period[10]. The market is primarily driven by the growing adoption of smart technologies in retail and banking industries. Globally, unattended or self-service kiosk desks are being implemented mainly to develop operational efficiency with the aim of time management. Additionally, the development of modern infrastructure and smart cities is increasing the significance of kiosks and thus has spurred its adoption across various developed and developing regions. Furthermore, apart from commercial applications, self-service kiosks systems have gained momentum in the industrial sector.

As mentioned earlier, payment at a kiosk is often the preferred option for consumers these days, as kiosks are benefiting from vastly improved designs and are leveraging artificial intelligence (AI) technology to meet consumers’ needs. Meeting consumers’ needs also means that use cases will proliferate — as will the settings in which smart kiosks will be found.[11] In the long run, companies could reduce costs by being able to serve more customers with the same number of, or fewer, staff, and kiosks are also very effective in terms of retail space.

With the recent Covid-19 outbreak that has negatively affected the world, society prefers to perform their tasks, such as paying utility bills, without any human interaction. As such, the unattended payment kiosk could see a further increase in popularity as an alternative method of payment.

[8] Robotic process automation market- growth, trends, and forecast (2019 - 2024) -https://www.mordorintelligence.com/industry-reports/robotic-process-automation-market

[9] Adoption of RPA in Asia – Myth or Reality? -
https://www.pwccn.com/en/consulting/publications/adoption-of-rpa-in-asia.pdf

[10] The Interactive and Self-Service Kiosk Market to 2027 - Growing Adoption of Smart Technologies in Retail and Banking Industries is the Primary Driver

https://www.prnewswire.com/news-releases/the-interactive-and-self-service-kiosk-market-to-2027—growing-adoption-of-smart-technologies-in-retail-and-banking-industries-is-the-primary-driver-301003887.html

[11] Looking Toward Unattended Retail’s ‘Bright Future’ At The Kiosk

https://www.pymnts.com/unattended-retail/2019/worldnet-kiosk-vending/

Our Solution and Services

AsiaFIN Holdings Corp, through its Malaysia and Hong Kong subsidiaries, is currently providing market research studies and consultancy services pertaining to system solutions and integration of unattended payment kiosks and payment processes to its clients, who are related parties, which are primarily payment solution companies in Malaysia. Although at present we currently provide services solely to companies located in Malaysia, it is the Company’s intention to expand our service area to companies located in Vietnam, Indonesia, Hong Kong, and other areas of the South East Asia region. The purpose of our Hong Kong subsidiary is, in part, for geographic convenience pertaining to our speculative future expansion efforts. We aspire to enhance the efficiency of our clients’ financial services system through information technology and by promoting a Web-Based solution to our customers in addition to providing consulting services. Our mission is to become the “ecosystem enabler” through our solutions in Payment Processing, Regulatory Technology (REGTECH), Robotic Process Automation (RPA) and Unattended Payment Kiosks that help to facilitate the business operations, and assist with system integration, for merchants and entrepreneurs in Asia.

Below are the progressive stages on how we provide, or will provide, our services to our clients:

1.	Initiate – Our officers will schedule a meeting with potential clients. With the skill and knowledge of our officers, one of whom is a technical engineer himself, we will meet and attempt to understand the client’s business objectives and their business requirements through conversation.

2.	Assessment – Next, we will schedule a management team interview with our client where data or other information will be collected. Our officer(s) will assess the limitations the client is facing, and help the client identify their desired outcomes. A recommendation will usually be developed at this stage.

3.	Contracting – We will demonstrate a proposal of our recommended solution for the client’s system implementation purposes and provide our quotation for the services. When the recommendation is accepted, we will enter into a service agreement with our clients. At this stage, we are focused on providing consultancy services, and developing a plan of action, for our clients’ needs.

4.	Monitoring - Next, we will, subsequent to receiving an explanation from our client on their current system and resources, we will provide consultancy pertaining to an improved system implementation plan to our client. We will assist in monitoring the project integration progress and provide feedback to our client.

5.	Sign-off – After the implementation is completed, and the client is satisfied with the changes, we will send a sign-off form for our client to sign and the consulting process will end here. The duration of our services, from Initiation to Sign-Off, will vary widely based on the specific needs and goals of each client.

Payment Processing

As the cashless era is developing rapidly due to the ease of accessing the internet, people are slowly shifting from cash payment to e-payment in order to perform transactions. AsiaFIN is currently acting as a consultant and payment solution advisor to financial institutions and payment providers, we aim to shape their strategy, co-create new payment services, and transform their payment solutions to a more optimized model for their business. The company believes that with a suitable model of payment solution, it will increase the likelihood of consumers using the payment system to perform day to day transactions. Payment gateway (it authorizes payments such as e-commerce transactions then securely transmits data to the processor to process) and payment processor (it connects the merchant accounts and the e-payment gateway to pass information securely to settle the payment) are two major components of a payment transaction.

AsiaFIN is currently providing consulting services pertaining to system solutions and integration to its clients. In the near future, AsiaFIN plans to develop its own Web based solutions on payment processing to financial institutions and payment system providers, that is capable of supporting the Straight Through Processing (STP) of all types of payment transactions. AsiaFIN plans to approach digital software solution providers like Silverlake Axis Limited, Temenos, to acquire our solutions for the integration of their payment system to multiple payment gateways (e.g. Society for Worldwide Interbank Financial Telecommunications (SWIFT), Instant Interbank Fund Transfer (IBTF), Real Time Gross Settlement (RTGS), etc). Our solution intends to support all integration methods which include IBM Websphere MQ Series, etc. Our 3 main key points for the characteristics of our payment software solution are, flexibility, security, and scalability:

Flexibility – Our software would be flexible and extendable to interface with various types of payment gateways (e.g. SWIFT, RTGS, IBFT and etc);

Security – All data would be highly encrypted and can be decrypted only with our proprietary software; and

Scalability – Our solution shall be a stable product which is easy to configure to support 3-tier architecture (a client-server architecture in which the functional process logic, data access, computer data storage and user interface are developed and maintained as independent modules on separate platforms).

RegTech

AsiaFIN plans to develop a software solution on regulatory and financial reporting (RegTech) which could integrate with XBRL reporting and other compliance reporting required by Regulatory agencies such as Central Bank, Securities Commission, Tax Authority Department and Companies Registry. Further, we hope to integrate with the Reporting system of ICT providers or digital software solution providers in these ASEAN countries like Vietnam, Thailand, Indonesia to ease and quicken the adoption of this reporting standard. We also plan to have strategic collaboration with the ICT providers and reporting software solution providers in these ASEAN countries. We believe with our CEO and director’s extensive experience in the Financial IT industry, professional network in the ICT industry and technological knowledge, it could ease the integration and collaboration process.

Additionally, the company plans to further develop this RegTech software solution, as mentioned above, in Web-Based to support professional service providers such as business consultants, accountants, tax agents or tax consultants to manage all the regulatory report preparation and automated report submission in a single platform, in order for them to file their reports to the Regulatory Bodies.

The aforementioned solutions would provide facility to generate reports by integrating interfaces with source system. With this system, professional service provider firms and consultant firms would be able to extract data from source systems, massage and merge with required business rules and reporting logic, and make it into a report format required by Regulatory Bodies.

At present, all plans pertaining to the creation of a software solution on regulatory and financial reporting are in development, and we cannot state with any certainty how much time, capital, or other resources will be required to complete development of a RegTech platform.

Robotic Process Automation

The Company plans to develop Robotic Process Automation software solutions for financial institutions with a focus on the beginning stages of the financial institutions’ payment system pertaining to Customer Acquisition. Our system will automate the capturing of customer information from identity cards, passports and other identification peripherals. Our solution will automatically extract data from customers’ identity card, passport, etc. and will immediately fill-in the forms, eliminating the friction and errors caused by manual input, through Optical Character Recognition technology. Information extracted from an official identification document will then be checked against existing financial institutions database for regulatory screening in Internal Blacklist Check, Anti Money Laundering, Credit Scoring Check, FATCA and Common Reporting Standard (CRS), etc. Upon successful developing such solutions, we will mobilize the platform for the ease of financial institutions to run their operations outside the branch with speedy operation turn-around time by automating the customer profile screening process. However, at the moment we do not have a definite plan for development, and it is possible that our current, preliminary, plans may change significantly over time.

AsiaFIN plans to first roll out our RPA solutions into South East Asia countries i.e. Malaysia, Singapore, Thailand, Indonesia and Myanmar and thereafter to other Asia countries like Dubai. In addition, AsiaFin will seek to form joint ventures or strategic collaborations with software solution providers in Asian countries to facilitate the integration of the system and market development in Asian countries.

At present, all plans pertaining to the creation of Robotic Process Automation are in development and we cannot state with any certainty how much time, capital, or other resources will be required to complete development of a Robotic Process Automation solution.

Unattended Payment Kiosk

The usage of unattended payment kiosk is increasing rapidly, thereby resulting in a higher demand. There are different types of unattended payment kiosks, and many of them have different functions such as ticketing, bill payment, etc. We are currently providing consulting services to unattended payment kiosk providers pertaining to the features of the unattended payment kiosks they intend to manufacture with new technology. With the experience of our officers and directors in Information and Communications Technology (ICT) industry, we believe that we are able to benefit unattended payment kiosk providers by making recommendations pursuant to the needs of consumers. The company also plans to have strategic collaboration with electronic payment system providers such as Touch ‘n Go, a Malaysian well known provider for toll expressway and highway operators pertaining to system integration with unattended payment kiosks. At present, remain in the preliminary phase of our study on the potential integration of Touch ‘n Go with unattended payment kiosks, and cannot state with certainty when we will progress beyond this phase.

Future Plan

Marketing

AsiaFIN plans to participate frequently in several international or regional scale industry roadshows, conferences, and exhibitions to promote its Focus Solutions to potential markets in Asia. And with planned participation in Award programs, AsiaFIN can be recognized as a premium solution provider in Asia. For example, Gulf Information Technology Exhibition (“GITEX”) Technology Week in Dubai, CES annual trade show organized by Consumer Technology Association in Las Vegas, Singapore Fintech Festival organized by Monetary Authority of Singapore in Singapore, and Robotic Process and Intelligence Automation Conference in Malaysia.

We believe that while displaying our company through customized exhibition stands, banners, counters, brochures and leaflets at these events or exhibition, we will be able to draw attention from the participants. We will then network and register these participants into our prospective client list. Post event, we will utilize these connections by scheduling meetings in person with these prospects to demo our proposed solutions (these proposed solutions maybe currently owned by third party or own by us in future).

We have developed our website at https://asiafingroup.com/ to market our services, and we intend to utilize search engine marketing to improve the visibility of our corporate website once we have successfully raised some funds. We also plan to explore omnichannel marketing options through different social medias such as Twitter, LinkedIn, and Facebook, to do a marketing campaign via direct messaging.

We also plan on reaching out to associations or any other organisations such as the FinTech Association of Malaysia (“FOAM”) once we have made contact thorough our marketing efforts. We plan to start email marketing campaigns and send out emails to a large database associated with these organisations accumulated through their memberships, pending formalization of any collaboration with these associations or organisations.

In addition, AsiaFIN plans to create market expansion through joint ventures or strategic collaborations with software solution providers and unattended payment kiosk providers in ASEAN countries such as Philippines, Indonesia, Thailand, Singapore, Malaysia and will then further expand to the rest of countries in Asia. All of the above marketing plans have not yet been determined in sufficient detail to outline at this time and remain under development.

Competition

AsiaFIN plans to operate in a highly competitive industry. We intend to focus on selling our Focus Solutions to companies in Asia, with a particular focus on ASEAN countries. Although there are numerous alternatives, we intend to distinguish ourselves by creating a strong relationship with our clients and by ensuring our commitment to provide exceptional solutions.

By ensuring high customer satisfaction for our clients, we hope to ensure repeat sales from the same customers and generate the referral of new clients. In addition, AsiaFIN will participate strongly in industry roadshows and conferences to promote our solutions to potential markets in Asia. We intend to participate in Award programs, so we can be recognised as a premium solution provider in Asia. We intend to use all available social media, for example LinkedIn, Instagram, and Facebook to promote our solutions. Lastly, the Company intends to encourage our existing clients to furnish recommendation letters and organize signing ceremonies to further increase awareness of our solutions and AsiaFIN in the future.

Customers

For the year ended August 31, 2021, the Company has generated $38,000 revenue from customers through the services rendered to clients pursuant to market research and consultancy service on Unattended Payment Kiosk and payment processes.

Employees

Our company consists of two employees which includes our Chief Executive Officer Mr. Wong, and our Executive Director, Mr. Seah. Currently, all of our employees, Officers and/or Directors have the flexibility to work on our business up to 30 hours per week but are prepared to devote more time if necessary. As our business and operations increase, we plan to hire full time management, technical and administrative support personnel.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our employees, Officers and/or Directors.

Government Regulation

We are subject to a variety of foreign, federal, state and local governmental laws and regulations related to data protection, anti-money laundering and intellectual property. If we fail to comply with present or future financial system laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators that violates the laws such as data breaching or illegal use of intellectual property, even if the operator was not responsible for the release or otherwise was not at fault.

If we become aware of the need for any permits necessary to conduct our operations, then we will apply for and attempt to receive all financial system related intellectual property or permits necessary to conduct our business. As of the current date, we are not aware of any intellectual property or license that need to be registered from foreign, federal, state or local agencies. Any failure by us to control the use of other’s intellectual property or data breaching could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

We have listed the primary, but not necessarily only, rules and regulations that we believe apply to our business below:

Malaysia

1)	Financial Services Act 2013 (FSA) and the Islamic Financial Services Act 2013 (IFSA)

The FSA and IFSA came into force in 2013 replacing the repealed Payment System Act 2003 (PSA) The FSA and IFSA incorporates strengthened provisions to regulate payment system operators and payment instrument issuers in order to promote safe, efficient and reliable payment systems and instruments. Operators of systems that enable the transfer of funds from one banking account to another or provide payment instrument network operation will require approval from the Central Bank of Malaysia to operate such systems. As for those wishing to offer merchant acquiring services, such person is required to be registered with the Central Bank of Malaysia.

The FSA and IFSA contain provisions that enable Central Bank of Malaysia to effectively perform its oversight role. In general, this includes empowering the Bank to specify standards, as well as, to issue directions, for the purpose of ensuring the safety, integrity, efficiency and reliability of the payment systems and payment instruments

2)	Personal Data Protection Act 2010 (PDPA).

Personal Data Protection Department (PDPD) is an agency under the Ministry of Communications and Multimedia Commission (MCMC) was established on May 16, 2011 after the Parliament passed the bill relating to the Personal Data Protection Act 2010 (PDPA) of Act 709 . The main responsibility of this department is to oversee the processing of personal data of individuals involved in commercial transactions by User Data that is not misused and misapplied by the parties concerned.

Based on laws and regulations regarding PDPA requires that an individual must consent to the processing and disclosure of his/her personal data. In processing personal data, we are also required to take steps and implement measures to protect the personal data from loss, misuse and modification and maintain the integrity of the personal data processed. The personal data processed should not be kept longer than is necessary for the fulfillment of the purpose for which it was collected and generally cannot be transferred offshore without the consent of the individual to whom it relates.

3)	Anti-Money Laundering, Anti-Terrorism Financing and Proceeds of Unlawful Activities Act 2001 (AMLATFA)

The AMLATFA provides for the offence of money laundering, the measures to be taken for the prevention of money laundering and terrorism financing offenses, investigation powers and the forfeiture of property involved in or derived from money laundering and terrorism financing offenses, as well as terrorist property, proceeds of an unlawful activity and instrumentalities of an offenses.

Under the Guidelines, the level and frequency of due diligence required should be commensurate with the level of money laundering and terrorism financing risk posed by the customer based on the risk profiles and nature of the transactions. AMLATFA provides for substantial monetary and imprisonment penalties for the failure to comply with the preventive measures laid down in AMLATFA. Similarly, failure to comply with the Guidelines may be an offense.

4)	Intellectual Property Protection

Intellectual property system in Malaysia is administered by the Intellectual Property Corporation of Malaysia (MyIPO), an agency under the Ministry of Domestic Trade and Consumer Affairs. Intellectual property protection in Malaysia comprises of patents, trademarks, industrial designs, copyright and etc.

a.	Patents

The Patents Act 1983 and the Patents Regulations 1986 govern patent protection in Malaysia. An applicant may file a patent application directly if he is domicile or resident in Malaysia. A foreign application can only be filed through a registered patent agent in Malaysia acting on behalf of the applicant. Under the Act, the utility innovation certificate provides for an initial duration of ten years protection from the date of filing of the application and renewable for further two consecutive terms of five years each subject to use

b.	Trade Marks

Trade mark protection is governed by the Trade Marks Act 1976 and the Trade Marks Regulations 1997. The Act provides protection for registered trademarks and service marks in Malaysia. Once registered, no person or enterprise other than its proprietor or authorized users may use them. Infringement action can be initiated against abusers. The period of protection is ten years, renewable for a period of every ten years thereafter. The proprietor of the trade mark or service mark has the right to deal or assign as well as to license its use. As with patents, while local applicant may file applications on their own, foreign applicants will have to do so through registered trade mark agents.

c.	Copyright

The Copyright Act 1987 provides comprehensive protection for copyright works. The Act outlines the nature of works eligible for copyright (which includes computer programs), the scope of protection, and the manner in which the protection is accorded. Copyright subsists in every work eligible for copyright protection of which the author is a qualified person.

The Copyright (Amendment) Act 2012 entered into force on 1 March 2012. The Act was amended to be in line with technological development and to adhere to the international IP conventions/treaties relating to copyright and related rights.

5)	Tax Treatments

a.	Digital tax

Malaysia’s transition to a digital economy, the imposition of 6% service tax on foreign digital services (“Digital Tax”) came into force on 1 January 2020 pursuant to the Service Tax (Amendment) Act 2019. With the inception of this Digital Tax, foreign service providers (“FSPs”) are now required to account and pay a service tax of 6% on any digital services provided by an FSP to consumers in Malaysia, including services provided by businesses to consumers.

The Act defines “digital service” as any service that is delivered or subscribed over the internet or other electronic network and which cannot be obtained without the use of information technology and where the delivery of the service is essentially automated. Under the Guide, it further is stated that “[d]igital services means services that is to be delivered through information technology medium with minimal or no human intervention from service provider.”

Hong Kong

1)	Anti-Money Laundering and Counter-Terrorist Financing Ordinance (AMLO) (Cap. 615)

This Ordinance provides for the statutory requirements relating to customer due diligence (CDD) and record-keeping for all financial institutions, which include money remitters and money exchangers (collectively referred to as money service operators and making such an obligation legally enforceable.

In the event that the CDD requirements are not met, this would be classified as an offence under the AMLO. Enforcement action would then be taken by the relevant regulator, such as Hong Kong Monetary Authority and Securities and Futures Commission (Hong Kong) , depending on the financial institution involved in the breach.. In addition, in regards to money service operators, the Customs and Excise Department will be the regulator and will be responsible for taking enforcement action for any breach of the CDD requirements

2)	Intellectual Property Protection

To underline the commitment of intellectual property protection, the Government established the Intellectual Property Department on 2 July 1990. The Intellectual Property Department is responsible for advising the Secretary for Commerce and Economic Development on policies and legislation to protect intellectual property in the Hong Kong SAR; for operating the Hong Kong SAR’s Trade Marks, Patents, Designs and Copyright Licensing Bodies Registries; for promoting awareness and protection of intellectual property through public education; and for facilitating the development of Hong Kong as an intellectual property trading hub in the region.

a.	Patents

Hong Kong SAR patent law is territorial. Patents granted in the Hong Kong SAR will only get protection in the Hong Kong SAR. The Hong Kong SAR patent system is separate from the other patent systems in the Mainland or elsewhere in the world. In other words, patents granted by the State Intellectual Property Office in the Mainland or other patent offices elsewhere do not automatically enjoy protection in Hong Kong.

b.	Trade Marks

The Hong Kong SAR’s trade mark registration system is separate from the other trade mark systems in the Mainland or elsewhere in the world. Trade marks registered with the Trademark Office under the State Administration for Industry and Commerce of the People’s Republic of China or trademarks registries of other countries or regions do not automatically receive protection in the Hong Kong SAR. In order to obtain protection as registered trademarks in the Hong Kong SAR, trademarks must be registered under the Trade Marks Ordinance (Cap 559).

3)	Personal Data (Privacy) Ordinance (PDPO) (Cap. 486)

The Personal Data (Privacy) Ordinance (PDPO) is the main legislation in Hong Kong that regulates the collection, use, transfer, processing and storage of personal data and regulates both private and public sectors. However, some data users may be exempt from certain requirements under the PDPO, for instance, where personal data is held/disclosed:

●	for domestic or recreational purposes;
●	by a court, magistrate or a judicial officer in the course of performing judicial functions;
●	by or on behalf of the government to safeguard Hong Kong’s security, defence or international relations;
●	to prevent or detect crime; or
●	solely for the purpose of a news activity.

The Office of the Privacy Commissioner for Personal Data (PCPD) has issued codes of practice, guidance notes and information leaflets that provide data protection guidance in relation to specific industry sectors and activities, for instance, employee monitoring and the collection and use of personal data through the Internet. Although these guidelines are not legally binding, the PCPD may take into consideration any non-compliance with these guidelines when determining whether a data user has contravened the data protection principles of the PDPO.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

We have one physical office, which is located at Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia. Our office space is provided to us rent free by our Chief Executive Officer, Wong Kai Cheong.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition, or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of August 31, 2021, we had 73,319,800 shares of our Common Stock par value, $.0001 issued and outstanding. There were 149 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212)828-843.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

Currently, there is no unregistered sales of equity securities.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended August 31, 2021.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

AsiaFIN Holdings Corp. is a company that operates through its wholly owned subsidiary, AsiaFIN Holdings Corp., a Company organized in Labuan, Malaysia. It should be noted that our wholly owned subsidiary, AsiaFIN Holdings Corp. owns 100%AsiaFIN Holdings Limited, the operating Hong Kong Company. The purpose of the Company’s Labuan, Malaysia subsidiary structure is for the Labuan, Malaysia subsidiary to act as a holding company. At the present time, we do not have definitive plans for which markets we will be expanding to, but we will utilize this subsidiary to prepare for future expansion efforts. The purpose of the Hong Kong Company is to function as the current regional hub, carrying out the majority of physical operations, of the Company. All of the previous entities share the same exact business plan.

We have one physical office, which is located at Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia. Our office space is provided to us rent free by our Chief Executive Officer, Wong Kai Cheong.

Through our Malaysia and Hong Kong subsidiaries, we are currently providing market research studies and consulting services pertaining to system solutions and integration of unattended payment kiosks and payment processing to our clients. Our present clients, who are related parties, are payment solution companies located in Malaysia, although we intend to provide services to other geographic regions in the future.

We have additional plans to develop our own software, which we anticipate we will be able to be merge and integrate onto such Payment Processing or Unattended Payment Kiosk, to accept payments and also collect data. Additionally, we have plans, which we are still developing and exploring, to create Web-Based Solutions in four areas which include Payment Processing, Regulatory Technology (REGTECH), Robotic Process Automation (RPA) and Unattended Payment Kiosks for financial institutions, and other industries. We refer to the four pillars of our business as “Focus Solutions”.

At a later date, we may decide to expand upon our current plans and may also explore options of developing additional software types. We intend to utilize existing and future relationships that may be gained by our officers and directors as a means to expand our reach across the South East Asia region, which has a population of approximately 660 million individuals. We believe this market provides us a large pool of businesses that may benefit from our current and future service offerings and or software that may become available as our business plan progresses.

Results of Operations

Revenues for the year ended August 31, 2021, and 2020

For the year ended August 31, 2021, and 2020, the Company generated revenue income in the amount of $38,000 and $18,000. The revenue generated was the result of services rendered to clients pursuant to market research and consultancy service on Unattended Payment Kiosk and payment processes.

Cost of Revenue and Gross Profit

For the year ended August 31, 2021, and 2020, cost incurred in providing system development advisory services is $26,600 and $12,600. The Company generates gross profits of $11,400 and $5,400.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended August 31, 2021, and 2020 amounted to $0 and $3,052 respectively. These expenses comprised expenses marketing and networking event and travelling expenses.

General and Administrative Expenses

General and administrative expenses for the year ended August 31, 2021, and 2020 amounted to $349,883 and $86,623 respectively. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $60 and $10,146 as other income for the year ended August 31, 2021, and 2020 respectively. This income is derived from the foreign exchange gain.

Net Loss and Net Loss Margin

The net loss for the year was $337,780, for the year ended August 31, 2021, as compared to $74,773 for the year ended August 31, 2020. The increase in net loss of $263,007 is contributed to the substantial increase in general and administrative expenses incurred. Taking into the loss for the year ended August 31, 2021, the accumulated loss for the Company has increased from $74,773, to $412,553.

Liquidity and Capital Resources

As of August 31, 2021, we had cash and cash equivalents of $1,013,147. We expect increased levels of operations going forward will result in more significant cash flows and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used in Operating Activities

For the year ended August 31, 2021, and 2020, net cash used in operating activities was $338,384 and $69,069. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided in Financing Activities

For the year ended August 31, 2021, and 2020, net cash provided by financing activities was $837,300 and $583,288 respectively. The financing cash flows performance primarily reflects the issuance of IPO shares in 2021 and private placement shares in 2020.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for AsiaFIN Holdings Corp. and its subsidiaries for the year ended August 31, 2021 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AsiaFIN Holdings Corp. and its wholly owned subsidiaries, AsiaFIN Holdings Corp. and AsiaFIN Holdings Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted August 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

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

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, the Company recognizes revenue from sales of goods following five steps: (1) identify the contract with a customer; (2) Identify performance obligations in the contract; (3) determine the transaction price; (4) Allocate the transaction price; and (5) recognize revenue when performance obligation are satisfied.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of providing system development advisory services, market research and marketing surveys regarding unattended kiosk and payment processing preferences

Cost of revenue

Cost of revenue includes

the cost incurred in providing system development advisory services, market research and marketing surveys regarding unattended kiosk and payment processing preferences

Income taxes

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

The reporting currency of the Company and its subsidiaries in Labuan and Hong Kong are United States Dollars (“US$”), being the primary currency of the economic environment in which these entities operate.

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

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RM and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended August 31,
	2021	2020

Year-end RM : US$1 exchange rate	4.16	4.16
Year-average RM: US$1 exchange rate	4.18	4.22
Year-end HK$ : US$1 exchange rate	7.77	7.75
Year-average HK$ : US$1 exchange rate	7.77	7.78

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of August 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of August 31, 2021.

We do not have adequate segregation of duties and effective risk assessment – Lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2021.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Wong Kai Cheong	58	Chief Executive Officer, President, Secretary, Treasurer, Director
Seah Kok Wah	53	Director

Set forth below is a brief description of the background and business experience of our executive officer and director.

Wong Kai Cheong– President, Chief Executive Officer, Secretary, Treasurer, Director

Mr. Wong Kai Cheong was recognized as a Professional Electrical Engineer from the Engineering Council located in United Kingdom. Throughout his career path, we believe he has achieved astounding results and success in this field.

Mr. Wong Kai Cheong started his career in the Financial IT industry as a hardware engineer at Sime Darby Systems Sdn Bhd from 1985 to 1987; he joined Formis Computer Services Sdn Bhd as a Customer Engineer from 1988 to 1998; he was transferred to the position of General Manager in AIMS Sdn Bhd from 1998 to 2000. In 2002, he started the Insite MY Group of Companies (InsiteMY) where he remains to this date.

From 2007 to 2009, Mr. Wong Kai Cheong served as a Technical Project Manager for the Cheque Truncation and Conversion System “CTCS” project where he was responsible for the project solution that encompassed the overall cheque clearing process of Malaysia. This solution was a Project Development for Bank Negara Malaysia which is the central bank of Malaysia. During the same period of time, from 2007 to 2009, Mr Wong Kai Cheong was also the project manager for “Clearing and Settlement System (CSS)” for Bank Negara Malaysia (BNM) which provides a comprehensive settlement system for Cheque Clearing systems to pass settlement and billing information to real time gross settlement and systems other BNM systems. He has traveled extensively in Asia to educate and promote this payment method to Central banks and Regulators.

Seah Kok Wah –Director

Mr. Seah Kok Wah is the current Chairman of the National ICT Association of Malaysia (PIKOM). He is also a board member and Deputy Chairman of The World Information Technology and Services Alliance (WITSA), a leading consortium of ICT industry association members from over 80 global economies. He graduated with a Master’s Degree (Distinction) in Computer Science from California State University, United States of America, in 1996.

Mr. Seah Kok Wah began his career in Silicon Valley as a software applications developer for Software Publishing Corporation and Netscape Communications Corporation, from 1993 to 1997. Mr. Seah Kok Wah joined Sun Microsystem Inc., an American company that sold computers, computer components, software, and information technology services and created the Java programming language, the Solaris operating system, ZFS, the Network File System, and SPARC. He was with Sun Microsystem Inc. from 1997 to 2003.

Mr. Seah Kok Wah co-founded several companies including Afor Pte Ltd Singapore in 2002 which listed on the Singapore Stock Exchange in 2008 and subsequently rebranded as “EpiCentre Holdings Ltd” (SGX:5MQ). Mr. Seah Kok Wah was also one of the co-founders of Galasys PLC in 2010, and the company was listed on the London Stock Exchange in 2014. Galasys PLC (LSE: GLS) provides information technology solutions and management services for the amusement industry. He served as its Chief Executive Officer and Director from 2010 to 2017. From 2018 to present, Mr. Seah Kok Wah has served as the Chief Investment Officer and Executive Director of SEATech Ventures Corp, a US Nevada corporation that is listed on the US OTC market (OTC PINK: SEAV) that aspires to nurture and incubate emerging growth technology companies in Southeast Asia.

Mr. Seah Kok Wah’s corporate management and strategy experience in the information and computer technology industry has led the Board of Directors to reach the conclusion that he should serve as the Director of the Company’

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period August 31, 2021, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wong Kai Cheong, Chief Executive Officer,	For the year ended August 31, 2021	-	-	-	-	-	-	-	-
President, Secretary, Treasurer, Director	For the year ended August 31, 2020	-	-	-	-	-	-	-	-

Seah Kok Wah, Director	For the year ended August 31, 2021	-	-	-	-	-	-	-	-
	For the year ended August 31, 2020	-	-	-	-	-	-	-	-

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 31, 2021, the Company has 73,319,800 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of August 31, 2021certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Wong Kai Cheong, Chief Executive Officer, President, Secretary, Treasurer and Director	21,950,000	29.94%	29.94%

Seah Kok Wah[1], Director	21,850,000	29.80%	29.80%
All of executive officers and director as a group	43,800,000	59.74%	59.74%

5% or greater shareholders (excluding officers/directors)
Hoo Swee Ping	8,000,000	10.91%	10.91%
SEATech Ventures Corp.[2]	10,000,000	13.64%	13.64%
AsiaFIN Talent Sdn. Bhd.[3]	5,000,000	6.82%	6.82%

1 Seah Kok Wah owns and controls 95% of the issued and outstanding shares of See Unicorn Ventures Sdn. Bhd. The values within the row above under the subsection titled, “Executive Officers and Directors,” for Mr. Seah, are computed accounting for Mr. Seah’s indirect ownership in the Company via his control of “See Unicorn Ventures Sdn. Bhd.” This row does not, however, account for his ownership in the Company via his ownership stake of approximately 21.7% in SEATech Ventures Corp.

2 Seah Kok Wah owns and controls approximately 21.70% of the issued and outstanding shares of SEATech Ventures Corp.

3 Mr. Kang Kok Seng Michael and Mr. Ng Kai Thim are the controlling shareholders of AsiaFIN Talent Sdn Bhd.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (73,319,800 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 73,319,800 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On June 14, 2019, the Company issued 100,000 shares of restricted common stock, with a par value of $0.0001 per share, to Wong Kai Cheong in consideration of $10. The $10 in proceeds went to the Company to be used as working capital. Mr. Wong serves as our Chief Executive Officer, President, Secretary, Treasurer and as member of our Board of Directors.

On September 18, 2020 Mr. Seah Kok Wah was appointed Director of the Company.

On December 18, 2019, we, “the Company” acquired 100% of the equity interests of AsiaFIN Holdings Corp. (herein referred to as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia. In consideration of the equity interests of AsiaFIN Holdings Corp., our Chief Executive Officer, Mr. Wong was compensated $1 HKD.

On December 20, 2019, the Company issued 21,900,000 shares of restricted common stock to Wong Kai Cheong with a par value of $0.0001 per share, in consideration of $2,190. The $2,190 in proceeds went to the Company to be used as working capital.

On December 20, 2019, the Company issued 21,850,000 shares of restricted common stock to See Unicorn Ventures Sdn. Bhd., a company incorporated in Malaysia, with a par value of $0.0001 per share, in consideration of $2,185. The $2,185 went to the Company to be used as working capital. Our Director, Seah Kok Wah, is a shareholder of See Unicorn Ventures, Sdn. Bhd.

On December 20, 2019, the Company issued 10,000,000 shares of restricted common stock to SEATech Ventures Corp., a company incorporated in Nevada, with a par value of $0.0001 per share, in consideration of $1,000. The $1,000 went to the Company to be used as working capital. Seah Kok Wah is an Officer and Director of and also a shareholder of SEATech Ventures Corp., owning 21% of the voting power of SEATech Ventures Corp.

On December 20, 2019, the Company issued 5,000,000 shares of restricted common stock to AsiaFIN Talent Sdn Bhd., a company incorporated in Malaysia, with a par value of $0.0001 per share, in consideration of $500. The $500 went to the Company to be used as working capital.

Mr. Kang Kok Seng Michael and Mr. Ng Kai Thim are each an Officer and Director of, and also the controlling shareholders of AsiaFIN Talent Sdn Bhd.

On December 23, 2019, AsiaFIN Holdings Corp., Malaysia Company acquired AsiaFIN Holdings Limited (herein referred to as the “Hong Kong Company”), a private limited company incorporated in Hong Kong. In consideration of the equity interests of AsiaFIN Holdings Limited, our Chief Executive Officer, Mr. Wong was compensated $1 HKD.

On February 7, 2020, the Company issued 500,000 shares of restricted common stock to Jeremy Wong Zi Jun at the purchase price of $0.10 per share, for a total purchase price of $50,000. The $50,000 in proceeds went to the Company to be used as working capital. Mr. Jeremy Wong Zi Jun is the son of the Mr. Wong Kai Cheong, who is serving as the company’s Chief Executive Director.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) due to the fact that all sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

For the year ended August 31, 2021 and 2020, the Company provided consulting services to Insite MY Systems Sdn Bhd, identified as Customer A, pertaining to market studies of payment processing trends in Asia. Mr. Wong, our Chief Executive Officer and Director, is also the director and a shareholder of Insite MY Systems Sdn Bhd. The revenue generated from Insite MY Systems Sdn Bhd amounted to 17,000 and $11,000 in 2021 and 2020.

For the year ended August 31, 2021 and 2020, the Company provided consulting services to GLS IT Solutions Sdn Bhd, identified as Customer B, pertaining to market studies of, and advisory on, unattended payment kiosk user preferences in the Southeast Asia market. Mr. Seah, who serves as our Director, is also the Director and a shareholder of GLS IT Solutions Sdn Bhd. The revenue generated from GLS IT Solutions Sdn Bhd amounted to $21,000 and $7,000 in 2021 and 2020.

For the year ended August 31, 2020, SEATech Ventures (HK) Limited provided corporate development advisory consulting services to the Company. SEATech Ventures (HK) Limited, through its wholly owned subsidiary of SEATech Ventures Corp., is a 13.8% shareholder of the Company, whereby Mr. Seah is a Director and shareholder of SEATech Ventures Corp.

We have one physical office, which is located at Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia. Our office space is provided to us rent free by our Chief Executive Officer, Wong Kai Cheong.

RELATED PARTY TRANSACTIONS

For the year ended August 31, 2021 the Company has following transactions with related parties:

	For the year ended August 31, 2021 (Audited)	For the year ended August 31, 2020 (Audited)
Professional Fees
- SEATech Ventures (HK) Limited[1]	$280,000	$70,000
- Tan Hock Chye[2]	$7,200	$-

Revenue
- Insite MY Systems Sdn Bhd[1]	$17,000	$11,000
- GLS IT Solution Sdn Bhd[1]	$21,000	$7,000

Total	$325,200	$88,000

1Mr Wong, Kai Cheong, our Chief Executive Officer, is the Director of Insite MY Systems Sdn Bhd while Mr. Seah, Kok Wah, our Director, is the Director of GLS IT Solutions Sdn Bhd and SEATech Ventures Corp. SEATech Ventures Corp. is a shareholder of the Company and also the holding company of SEATech Ventures (HK) Limited.

2Mr Tan Hock Chye is one of the shareholders of the Company.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the Year Ended August 31, 2021	For the Year Ended August 31, 2020
Audit fees	$10,000	$10,000
Audit related fees	$7,500	-
Tax fees	-	-
All other fees	-	-
Total	$17,500	$10,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of AsiaFIN Holdings Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal investment officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal investment officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.8 (File No. 333-228847) on March 19,2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAFIN HOLDINGS CORP.
(Name of Registrant)

Date: 29 November 2021	By:	/s/ WONG KAI CHEONG
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

Date: 29 November 2021	By:	/s/ SEAH KOK WAH
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AsiaFIN Holdings Corp.

Suite 30.02, 30th Floor, Menara KH (Promet),

Jalan Sultan Ismail,

50250 Kuala Lumpur, Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AsiaFIN Holdings Corp. (the ‘Company’) as of August 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the each of two years in the year ended of August 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of two years in the year ended August 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2020. Kuala Lumpur, Malaysia

29 November, 2021

ASIAFIN HOLDINGS CORP.CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of August 31,
	2021 (Audited)	2020 (Audited)
ASSETS
CURRENT ASSETS
Deposits, prepayments and other receivables	$1,249	$1,249
Account receivables	6,000	18,000
Cash and cash equivalents	1,013,147	514,231

Total current assets	1,020,396	533,480

TOTAL ASSETS	$1,020,396	$533,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$4,200	$12,600
Income tax payable	-	644
Other payables and accrued liabilities	8,149	11,709
Total current liabilities	12,349	24,953

TOTAL LIABILITIES	$12,349	$24,953

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 73,319,800 and 72,482,500 shares issued and outstanding as of August 31, 2021 and 2020	7,332	7,248
Additional paid-in capital	1,413,268	576,052
Accumulated other comprehensive loss	-	-
Accumulated deficit	(412,553)	(74,773)

TOTAL STOCKHOLDERS’ EQUITY	1,008,047	508,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,020,396	$533,480

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED AUGUST 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended August 31, 2021 (Audited)	For the year ended August 31, 2020 (Audited)
REVENUE	$38,000	$18,000

COST OF REVENUE	(26,600)	(12,600)

GROSS PROFIT	11,400	5,400

OTHER INCOME	60	10,146

SELLING AND MARKETING EXPENSES	-	(3,052)

GENERAL AND ADMINISTRATIVE EXPENSES	(349,883)	(86,623)

LOSS BEFORE INCOME TAX	(338,423)	$(74,129)

INCOME TAXES EXPENSE	644	(644)

NET LOSS	(337,780)	(74,773)

Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	-	-
COMPREHENSIVE LOSS	$(337,780)	$(74,773)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	72,634,967	48,379,883

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED AUGUST 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	FOREIGN EXCHANGE TRANSLATION ADJUSTMENT	MERGER RESERVE	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of September 1, 2019	100,000	$10	$-	$-	$2	$-	$12
Transaction with owner	-	-	-	-	(2)	-	(2)
Issuance of share capital - founder’s shares	67,900,000	6,790	-	-	-	-	6,790
Share issued in private placement completed On 30 June, 2020 at $0.10 per share	3,200,000	320	319,680	-	-	-	320,000
Shares issued in private placement completed on August 14, 2020 at $0.20 per share	1,282,500	128	256,372	-	-	-	256,500
Foreign currency translation loss	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(74,773)	(74,773)
Balance as of August 31, 2020	72,482,500	$7,248	$576,052	$-	$-	$(74,773)	$508,527
Share issued in initial public offering completed on August 4, 2021at $1.00 per share	837,300	84	837,216	$-	$-	$-	$837,300
Net loss						(337,780)	(337,780)
Balance as of August 31, 2021	73,319,800	7,332	1,413,268	$-	$-	$(412,553)	$1,008,047

See accompanying notes to consolidated financial statements

ASIAFIN HOLDINGS CORP.CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED AUGUST 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended August 31, 2021 (Audited)	For the year ended August 31, 2020 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(337,780)	$(74,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	12,000	(18,000)
Accounts payable	(8,400)	12,600
Deposits, prepayments and other receivables	-	(1,249)
Income tax payable	(644)	644
Other payables and accrued liabilities	(3,560)	11,709
Net cash used in operating activities	(338,384)	(69,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share subscriptions receipts	837,300	583,288
Net cash provided by financing activities	837,300	583,288

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	498,916	514,219
Cash and cash equivalents, beginning of year	514,231	12

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,013,147	$514,231
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

AsiaFIN Holdings Corp., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on June 14, 2019.

On June 14, 2019, Mr. Wong Kai Cheong was appointed Chief Executive Officer, President, Secretary, Treasurer and Director.

On September 18, 2020, Mr. Seah Kok Wah was appointed Director of the Company.

On December 18, 2019, we, “the Company” acquired 100% of the equity interests of AsiaFIN Holdings Corp. (herein referred to as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia. In consideration of the equity interests of AsiaFIN Holdings Corp. our Chief Executive Officer, Mr. Wong was compensated $1 HKD.

On December 23, 2019, AsiaFIN Holdings Corp., Malaysia Company acquired AsiaFIN Holdings Limited (herein referred to as the “Hong Kong Company”), a private limited company incorporated in Hong Kong. In consideration of the equity interests of AsiaFIN Holdings Limited our Chief Executive Officer, Mr. Wong was compensated $1 HKD

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	AsiaFIN Holdings Corp.	Labuan / July 15, 2019	1 share of ordinary share of US$1 each	Investment holding and consulting services pertaining to market studies and financial solutions.	100%
2.	AsiaFIN Holdings Limited	Hong Kong/ July 5, 2019	1 ordinary share of HKD$1	Consultancy Services on market studies and financial solutions.	100%

Business Overview

AsiaFIN Holdings Corp. is currently providing market research studies and consulting services pertaining to system solutions and integration of unattended payment kiosks and payment processing to our clients. Our present clients, who are related parties, are payment solution companies located in Malaysia, although we intend to provide services to other geographic regions in the future.

We have additional plans to develop our own software, which we anticipate we will be able to be merge and integrate onto such Payment Processing or Unattended Payment Kiosk, to accept payments and collect data. Additionally, we have plans, which we are still developing and exploring, to create Web-Based Solutions in four areas which include Payment Processing, Regulatory Technology (REGTECH), Robotic Process Automation (RPA) and Unattended Payment Kiosks for financial institutions, and other industries. We refer to the four pillars of our business as “Focus Solutions”. A further elaboration will be discussed under the “Description of Business” below.

Later, we may decide to expand upon our current plans and may also explore options of developing additional software types. We intend to utilize existing and future relationships that may be gained by our officers and directors as a means to expand our reach across the Southeast Asia region, which has a population of approximately 660 million individuals. We believe this market provides us a large pool of businesses that may benefit from our current and future service offerings and or software that may become available as our business plan progresses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of presentation

The consolidated financial statements for AsiaFIN Holdings Corp. and its subsidiaries for the year ended August 31, 2020 and August 31, 2019 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AsiaFIN Holdings Corp. and its wholly owned subsidiaries, AsiaFIN Holdings Corp. and AsiaFIN Holdings Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted August 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

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

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, the Company recognizes revenue from sales of goods following five steps: (1) identify the contract with a customer; (2) Identify performance obligations in the contract; (3) determine the transaction price; (4) Allocate the transaction price; and (5) recognize revenue when performance obligation are satisfied.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of providing system development advisory services, market research and marketing surveys regarding unattended kiosk and payment processing preferences

Cost of revenue

Cost of revenue includes the cost incurred in providing system development advisory services, market research and marketing surveys regarding unattended kiosk and payment processing preferences

Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended August 31, 2021, the Company incurred a net loss of $340,280 and negative operating cash flow of $338,384. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

ASIAFIN HOLDINGS CORP.NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Net income/(loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

The reporting currency of the Company and its subsidiaries in Labuan and Hong Kong are United States Dollars (“US$”), being the primary currency of the economic environment in which these entities operate.

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

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended August 31,
	2021	2020

Year-end RM : US$1 exchange rate	4.16	4.16
Year-average RM : US$1 exchange rate	4.18	4.22
Year-end HK$: US$1 exchange rate	7.77	7.75
Year-average HK$ : US$1 exchange rate	7.77	7.78

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

ASIAFIN HOLDINGS CORP.NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED D AUGUST 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, subscription receivables, prepayment and deposits, accounts payable, and other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ASIAFIN HOLDING CORP.NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

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

Between the period February 7, 2020 to June 30, 2020, the Company sold shares to 27 foreign parties, all of which do not reside in the United States. A total of 3,200,000 shares of restricted common stock were sold at a price of $0.10 per share. The total proceeds to the Company amounted to a total of $320,000.

Between the period July 20, 2020 to August 14, 2020, the Company sold shares to 46 foreign parties, all of which do not reside in the United States. A total of 1,282,500 shares of restricted common stock were sold at a price of $0.20 per share. The total proceeds to the Company amounted to a total of $256,500.

Between the period April 27, 2021 to July 30, 2021, the Company issued 837,300 shares of common stock at a price of $1.00 per share through the Initial Public Offering (IPO) to 87 non-US residents.

As of August 31, 2021, AsiaFIN Holdings Corp. has an issued and outstanding common share of 73,319,800.

ASIAFIN HOLDINGS CORP.NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	August 31, 2021 (Audited)	August 31, 2020 (Audited)
Accrued audit fees	7,500	10,000
Other payable	649	1,709

Total payables and accrued liabilities	$8,149	$11,709

5. DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	As of	As of
	August 31, 2021 (Audited)	August 31, 2020 (Audited)
Other receivables	1,249	1,249

Total deposits, prepayments and other receivables	$1,249	$1,249

As of August 31, 2021 and August 31, 2020, the amount of $1,249 on other receivable are outstanding from payment on behalf of AsiaFIN Talent Sdn Bhd. AsiaFIN Talent Sdn Bhd is a shareholder of the Company.

6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of August 31, 2021 and August 31, 2020.

	As of	As of
	August 31, 2021 (Audited)	August 31, 2020 (Audited)
Accounts receivable	6,000	18,000

Total accounts receivable	$6,000	$18,000

As of August 31, 2021 and August 31, 2020, the amount of $6,000 and $18,000 respectively on accounts receivable are related party outstanding balances. The revenue is generated from providing consulting services on market study pertaining to payment processing trends in Asia and also market studies and advisory on user preferences pertaining to payment kiosks in Southeast Asia market.

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. INCOME TAXES

For the year ended August 31, 2021, and year ended August 31, 2020, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended August 31, 2021 (Audited)	For the year ended August 31, 2020 (Audited)

Tax jurisdictions from:
- Local	$(336,715)	$(85,526)
- Foreign, representing
Labuan	(10,168)	7,497
Hong Kong	8,460	3,900
Loss before income tax	$(338,423)	$(74,129)

The provision for income taxes consisted of the following:

	For the year ended August 31, 2021 (Audited)	For the year ended August 31, 2020 (Audited)

Current:
- Local	$-	$-
- Foreign	644	(644)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$644	$(644)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of August 31, 2021, the operations in the United States of America incurred $422,241 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $88,671 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, AsiaFIN Holdings Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of its assessable profit.

Hong Kong

AsiaFIN Holdings Corp. is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. COMMITMENTS AND CONTINGENCIES

As of August 31, 2021 and 2020, the Company has no commitments or contingencies involved.

9. RELATED PARTY TRANSACTIONS

For the year ended August 31, 2021 and 2020 the Company has following transactions with related parties:

	For the year ended August 31, 2021 (Audited)	For the year ended August 31, 2020 (Audited)
Professional Fees
- SEATech Ventures (HK) Limited[1]	$280,000	$70,000
- Tan Hock Chye[2]	$7,200	$-

Revenue
- Insite MY Systems Sdn Bhd[1]	$17,000	$11,000
- GLS IT Solution Sdn Bhd[1]	$21,000	$7,000

Total	$325,200	$88,000

1Mr Wong, Kai Cheong, our Chief Executive Officer, is the Director of Insite MY Systems Sdn Bhd while Mr. Seah, Kok Wah, our Director, is the Director of GLS IT Solutions Sdn Bhd and SEATech Ventures Corp. SEATech Ventures Corp. is a shareholder of the Company and also the holding company of SEATech Ventures (HK) Limited.

2Mr Tan Hock Chye is one of the shareholders of the Company.

10. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended August 31, 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended August 31
	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$17,000	$11,000	45%	61%	$-	$7,000
Customer B	$21,000	$7,000	55%	39%	$6,000	$11,000
	$38,000	$18,000	100%	100%	$6,000	$18,000

(b) Major vendors

For the year ended August 31, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the year ended August 31
	2021	2020	2021	2020	2021	2020
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$11,900	$7,700	45%	61%	$-	7,700
Vendor B	$14,700	$4,900	55%	39%	$4,200	4,900
	$26,600	$12,600	100%	100%	$4,200	12,600

Vendor A provides market research and surveys pertaining to payment process trends in Asia and Vendor B provides us analytic tools to facilitate market research pertaining to payment kiosk as well as market surveys of the urban areas in which the kiosks are currently located or may be installed in the future. The vendors are unrelated third parties.

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

11. SIGNIFICANT EVENT

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

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of August 31, 2021, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

