Form 10-Q
period 2021-11-30
ASIAFIN HOLDINGS CORP.
filed 2022-01-13
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended November 30, 2021

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2021
Common Stock, $.0001 par value	73,319,800

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of November 30, 2021 (unaudited) and August 31, 2021 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months Ended November 30, 2021 (unaudited) and November 30, 2020 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Equity for the Three Months Ended November 30, 2021 (unaudited) and November 30, 2020 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2021 (unaudited) and November 30, 2020 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-14
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

ASIAFIN HOLDINGS CORP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of November 30, 2021 (unaudited) and August 31, 2021 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months Ended November 30, 2021 (unaudited) and November 30, 2020 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Equity for the Three Months Ended November 30, 2021 (unaudited) and November 30, 2020 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2021 (unaudited) and November 30, 2020 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6-F-14

ASIAFIN HOLDINGS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2021 AND August 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	November 30, 2021	August 31, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Accounts receivable	$-	$6,000
Deposits paid, prepayments and other receivables	1,249	1,249
Cash and cash equivalents	1,016,116	1,013,147
Total Current Assets	$1,017,365	$1,020,396

TOTAL ASSETS	1,017,365	1,020,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	4,200	4,200
Other payables and accrued liabilities	7,800	8,149
Total Current Liabilities	$12,000	$12,349

TOTAL LIABILITIES	$12,000	$12,349

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 73,319,800 shares issued and outstanding as of November 30, 2021 and 2020	$7,332	$7,332
Additional paid in capital	1,413,268	1,413,268
Accumulated other comprehensive profit	-	-
Accumulated deficit	(415,235)	(412,553)
TOTAL STOCKHOLDERS’ EQUITY	$1,005,365	$1,008,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,017,365	$1,020,396

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended November 30
	2021	2020

REVENUE	$-	$28,000

COST OF REVENUE	$-	$(19,600)

GROSS PROFIT	$-	$8,400

OTHER INCOME	$16	$10

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(2,698)	$(5,290)

(LOSS)/ PROFIT BEFORE INCOME TAX	$(2,682)	$3,120

INCOME TAX PROVISION	$-	$-

NET (LOSS)/ PROFIT	$(2,682)	$3,120

OTHER COMPREHENSIVE LOSS	$-	$-

TOTAL COMPREHENSIVE (LOSS)/ PROFIT	$(2,682)	$3,120

Net profit/(loss) per share, basic and diluted:	$0.00	$0.00

Weighted average number of common shares outstanding – Basic and diluted	73,319,800	66,525,931

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Number of shares	Amount	Additional Paid-In Capital	Merger Reserve	Accumulated Deficit	Total Equity
Balance as of September 1, 2020	72,482,500	$7,248	$576,052	$-	$(74,773)	$508,527
Share issued in initial public offering completed on August 4, 2021 at $1.00 per share	837,000	84	837,216	-	-	837,300
Net profit for the period	-	-	-	-	(337,780)	(337,780)
Balance as of August 31, 2021	73,319,800	$7,332	$1,413,268	-	$(412,553)	$1,008,047
Net loss for the period	-	-	-	-	(2,682)	(2,682)
Balance as of November 30, 2021	73,319,800	$7,332	$1,413,268	-	$(415,235)	$1,005,365

ASIAFIN HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended November 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,682)	$3,120
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	6,000	(5,000)
Accounts payable	-	3,500
Other payables and accrued liabilities	(349)	912
Net cash generated from operating activities	2,969	2,532

Net increase in cash and cash equivalents	2,969	2,532
Cash and cash equivalents, beginning of period	1,013,147	514,231
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,016,116	$516,763
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021

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

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for AsiaFIN Holdings Corp. and its subsidiaries for three months ended November 30, 2021 and November 30, 2020 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AsiaFIN Holdings Corp. and its wholly owned subsidiaries, AsiaFIN Holdings Corp. and AsiaFIN Holdings Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted August 31 as its fiscal year end.

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

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021

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

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended November 30, 2021	As of and for the period ended August 31, 2021

Period-end RM : US$1 exchange rate	4.20	4.22
Period-average RM : US$1 exchange rate	4.17	4.12
Period-end HK$: US$1 exchange rate	7.80	7.78
Period-average HK$ : US$1 exchange rate	7.78	7.76

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021

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

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

Between the period April 27, 2021 to July 30, 2021, the Company issued 837,300 shares of common stock at a price of $1.00 per share through the Initial Public Offering (IPO) to 87 non-US residents.

As of November 30, 2021, AsiaFIN Holdings Corp. has an issued and outstanding common share of 73,319,800.

4. CASH AND CASH EQUIVALENTS

As of November 30, 2021, the Company recorded cash and cash equivalents of $1,016,116 which consists of cash on hand and bank balances.

5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of November 30, 2021 and August 31, 2021.

	As of November 30, 2021 (Unaudited)	As of August 31, 2021 (Audited)
Accounts receivable	$-	$6,000
Total accounts receivable	$-	$6,000

As of November 30, 2021 and August 31, 2021, the amount of $0 and $6,000 respectively on accounts receivable are related party transactions and outstanding balances. The revenue is generated from providing consulting services on market study pertaining to payment processing trends in Asia and also market studies and advisory on user preferences pertaining to payment kiosks in Southeast Asia market.

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. DEPOSITS PAID, PREPAYMENTS AND OTHER RECEIVABLES

Deposits paid, prepayments and other receivables consisted of the following as of November 30, 2021 and August 31, 2021.

	As of November 30, 2021 (Unaudited)	As of August 31, 2021 (Audited)
Other receivables	$1,249	$1,249
Total deposits paid, prepayments and other receivables	$1,249	$1,249

As of November 30, 2021 and August 31, 2021, there are the same amounts of $1,249 on other receivables which are related party transactions and outstanding balances.

7. ACCOUNTS PAYABLE

Accounts payable consisted of the following as of November 30, 2021 and August 31, 2021.

	As of November 30, 2021 (Unaudited)	As of August 31, 2021 (Audited)
Accounts payable	$4,200	$4,200
Total accounts payable	$4,200	$4,200

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as at November 30, 2021 and August 31, 2021.

	As of November 30, 2021 (Unaudited)	As of August 31, 2021 (Audited)
Accrued audit fees	7,500	7,500
Other payables	300	649
Total other payables and accrued liabilities	$7,800	$8,149

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. INCOME TAXES

For the period/year November 30, 2021 and August 31, 2021, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three months ended November 30, 2021 (Unaudited)	Three months ended November 30, 2020 (Unaudited)

Tax jurisdictions from:
- Local	$(150)	$(5,142)
- Foreign, representing
Labuan	(52)	(1)
Hong Kong	(2,480)	8,263
Loss before income tax	$(2,682)	$3,120

The provision for income taxes consisted of the following:

	Three months ended November 30, 2021 (Unaudited)	Three months ended November 30, 2020 (Unaudited)

Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
-Local	-	-
-Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of November 30, 2021, the operations in the United States of America incurred $422,391 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $88,702 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, AsiaFIN Holdings Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

AsiaFIN Holdings Corp. is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of November 30, 2021 and August 31, 2021:

	Three months ended November 30, 2021 (Unaudited)	Three months ended November 30, 2020 (Unaudited)
Deferred tax assets:
Net operating loss carry forwards
-United States of America	$88,072	$19,040
-Labuan	-	-
-Hong Kong	-	-
	$88,072	$19,040
Less: valuation allowance	-	-
Deferred tax assets	$88,072	$19,040

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. RELATED PARTY TRANSACTIONS

	Three months ended November 30, 2021 (Unaudited)	Three months ended November 30, 2020 (Unaudited)
Insite MY Systems Sdn Bhd[1]
-Revenue	$-	$(13,000)

GLS IT Solutions Sdn Bhd[1]
-Revenue	$-	$(15,000)

[1]	Mr. Wong, Kai Cheong, our Chief Executive Officer, is the Director of Insite MY Systems Sdn Bhd while Mr. Seah, Kok Wah, our Director, is the Director of GLS IT Solutions Sdn Bhd and SEATech Ventures Corp.

11. COMMITMENTS AND CONTINGENCIES

As of November 30, 2021, the Company has no commitments or contingencies involved.

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customers

For the period/year ended November 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year/period-end are presented as follows:

	As of November 30, 2021	As of November 30, 2020	As of November 30, 2021	As of November 30, 2020	As of November 30, 2021	As of November 30, 2020
	Revenues		Percentage of revenues		Accounts receivable

Customer A	$-	$13,000	-%	46%	$-	8,000
Customer B	$-	$15,000	-%	54%	$-	15,000
	$-	$28,000	-%	100%	$-	23,000

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

(b) Major vendors

For the period/year ended November 30, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year/period-end are presented as follows:

	As of November 30, 2021	As of November 30, 2020	As of November 30, 2021	As of November 20, 2020	As of November 30, 2021	As of November 30, 2020
	Purchases		Percentage of purchases		Accounts payable

Vendor A	$-	$9,100	-%	46%	$-	5,600
Vendor B	$-	$10,500	-%	54%	$4,200	10,500
	$-	$19,600	-%	100%	$4,200	16,100

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

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after November 30, 2021 up through the date of January 13, 2022, the Company issued audited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

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

3

Results of Operation

For the three months ended November 30, 2021

Revenues

For three months ended November 30, 2021, the Company has generated revenue of $0.

Cost of Revenue and Gross Margin

For the three months ended November 30, 2021, cost incurred arise in providing corporate development advisory services is $0 and generate a gross profit of $0 the for the three months ended November 30,2021.

General and administrative expenses

For the three months ended November 30, 2021, we had general and administrative expenses in the amount of $2,698, which was primarily comprised of company consultation fee and review fee.

Net Loss

For the three months ended November, 2021, the Company has incurred a net loss of $2,682. The loss is mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of November 30, 2021, we had cash and cash equivalents of $1,016,116. We had positive operating cash flows due to minimal operating activity, we expect increased levels of operating activities going forward will result in more significant cash outflows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the three months ended November 30, 2021, we have met these requirements primarily from previous sales of our common stock.

Cash Generated From Operating Activities

For the three months ended November 30, 2021, net cash generated from operating activities was $2,969, which were the result of our net loss attributable to administration expenses.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of November 30, 2021.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of November 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

7

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal investment officer*

32.1	Section 1350 Certification of principal executive officer *

32.2	Section 1350 Certification of principal investment officer *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaFIN Holdings Corp
(Name of Registrant)

Date: January 13, 2022
	By:	/s/ WONG KAI CHEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: January 13, 2022	By:	/s/ SEAH KOK WAH
	Title:	Director

9