Form 10-KT
period 2021-12-31
ASIAFIN HOLDINGS CORP.
filed 2022-03-30
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 2021 to December 31, 2021

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

YES ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this From 10-KT. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2021
Common Stock, $.0001 par value	73,319,800

AsiaFIN Holdings Corp.

FORM 10-KT

For the Period Ended December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KT contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

[1] Global Payments Report 2019: Amid sustained growth, accelerating challenges demand bold actions -https://www.mckinsey.com/~/media/McKinsey/Industries/Financial%20Services/Our%20Insights/Tracking%20the%20sources%20of%20robust%20payments%20growth%20McKinsey%20Global%20Payments%20Map/2019-Global-Payments-Report.ashx

[2] The Next 600 million -
https://www.adyen.com/dam/jcr:72351376-9e2e-4f30-84d1-d5612fe2c48d/VID-1591%2

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

Unattended Payment Kiosk

The usage of unattended payment kiosk is increasing rapidly, thereby resulting in a higher demand. There are different types of unattended payment kiosks, and many of them have different functions such as ticketing, bill payment, etc. We are currently providing consulting services to unattended payment kiosk providers pertaining to the features of the unattended payment kiosks they intend to manufacture with new technology. With the experience of our officers and directors in Information and Communications Technology (ICT) industry, we believe that we are able to benefit unattended payment kiosk providers by making recommendations pursuant to the needs of consumers. The company also plans to have strategic collaboration with electronic payment system providers such as Touch ’n Go, a Malaysian well known provider for toll expressway and highway operators pertaining to system integration with unattended payment kiosks. At present, remain in the preliminary phase of our study on the potential integration of Touch ’n Go with unattended payment kiosks, and cannot state with certainty when we will progress beyond this phase.

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

Personal Data Protection Department (PDPD) is an agency under the Ministry of Communications and Multimedia Commission (MCMC) was established on May 16, 2011 after the Parliament passed the bill relating to the Personal Data Protection Act 2010 (PDPA) of Act 709. The main responsibility of this department is to oversee the processing of personal data of individuals involved in commercial transactions by User Data that is not misused and misapplied by the parties concerned.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of December 31, 2021, we had 73,319,800 shares of our Common Stock par value, $.0001 issued and outstanding. There were 149 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2021.

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

Overview

AsiaFIN Holdings Corp. is a company that operates through its wholly owned subsidiary, AsiaFIN Holdings Corp., a Company organized in Labuan, Malaysia. It should be noted that our wholly owned subsidiary, AsiaFIN Holdings Corp. owns 100% AsiaFIN Holdings Limited, the operating Hong Kong Company. The purpose of the Company’s Labuan, Malaysia subsidiary structure is for the Labuan, Malaysia subsidiary to act as a holding company. At the present time, we do not have definitive plans for which markets we will be expanding to, but we will utilize this subsidiary to prepare for future expansion efforts. The purpose of the Hong Kong Company is to function as the current regional hub, carrying out the majority of physical operations, of the Company. All of the previous entities share the same exact business plan.

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

Results of Operations

Revenues for the period ended December 31, 2021, and 2020

For the period ended December 31, 2021, and 2020, the Company generated revenue income in the amount of $0 and $38,000. The revenue generated was the result of services rendered to clients pursuant to market research and consultancy service on Unattended Payment Kiosk and payment processes.

Cost of Revenue and Gross Profit

For the period ended December 31, 2021, and 2020, cost incurred in providing system development advisory services is $0 and $26,600. The Company generates gross profits of $0 and $11,400.

General and Administrative Expenses

General and administrative expenses for the period ended December 31, 2021, and 2020 amounted to $39,360 and $11,000 respectively. These expenses are comprised of consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $43 and $16 as other income for the period ended December 31, 2021, and 2020 respectively. This income is derived from the foreign exchange gain.

Net Loss and Net Loss Margin

The net loss for the four months period ended December 31, 2021 was $39,317, as compared to net profit $416 for the four months period ended December 31, 2020. The increase in net loss of $39,733 is contributed to the substantial increase in general and administrative expenses incurred. Taking into the loss for the four months period ended December 31, 2021, the accumulated loss for the Company has increased from $412,553, to $451,870.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $980,681. We expect increased levels of operations going forward will result in more significant cash flows and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used in Operating Activities

For the four months period ended December 31, 2021, and 2020, net cash used in operating activities was negative $32,466 and positive $6,829 cash generated respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for AsiaFIN Holdings Corp. and its subsidiaries for the period ended December 31, 2021 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AsiaFIN Holdings Corp. and its wholly owned subsidiaries, AsiaFIN Holdings Corp. and AsiaFIN Holdings Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has changed August 31 to December 31 as its fiscal year end.

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

Translation of amounts from RM and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended August 31,
	2021	2020

Year-end RM : US$1 exchange rate	4.16	4.16
Year-average RM : US$1 exchange rate	4.18	4.22
Year-end HK$: US$1 exchange rate	7.77	7.75
Year-average HK$ : US$1 exchange rate	7.77	7.78

	As of and for the period ended December 31,
	2021	2020

Year-end RM : US$1 exchange rate	4.17	4.02
Year-average RM : US$1 exchange rate	4.17	4.10
Year-end HK$: US$1 exchange rate	7.80	7.75
Year-average HK$ : US$1 exchange rate	7.79	7.75

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2021.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-KT.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Wong Kai Cheong	59	Chief Executive Officer, President, Secretary, Treasurer, Director
Seah Kok Wah	54	Director

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

Mr. Seah Kok Wah’s corporate management and strategy experience in the information and computer technology industry has led the Board of Directors to reach the conclusion that he should serve as the Director of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served for the period ended December 31, 2021 and August 31, 2021, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wong Kai Cheong,	2021	-	-	-	-	-	-	-	-
Chief Executive Officer, President, Secretary, Treasurer, Director	2020	-	-	-	-	-	-	-	-

Seah Kok Wah,	2021	-	-	-	-	-	-	-	-
Director	2020	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2021, the Company has 73,319,800 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2021certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

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

For the period ended December 31, 2021 and August 31, 2021, the Company provided consulting services to Insite MY Systems Sdn Bhd, identified as Customer A, pertaining to market studies of payment processing trends in Asia. Mr. Wong, our Chief Executive Officer and Director, is also the director and a shareholder of Insite MY Systems Sdn Bhd. The revenue generated from Insite MY Systems Sdn Bhd amounted to $0 and $17,000 in 2021 and 2020.

For the period ended December 31, 2021 and August 31, 2021, the Company provided consulting services to GLS IT Solutions Sdn Bhd, identified as Customer B, pertaining to market studies of, and advisory on, unattended payment kiosk user preferences in the Southeast Asia market. Mr. Seah, who serves as our Director, is also the Director and a shareholder of GLS IT Solutions Sdn Bhd. The revenue generated from GLS IT Solutions Sdn Bhd amounted to $0 and $21,000 in 2021 and 2020.

We have one physical office, which is located at Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia. Our office space is provided to us rent free by our Chief Executive Officer, Wong Kai Cheong.

RELATED PARTY TRANSACTIONS

For the period ended December 31, 2021 and year ended August 31, 2021 the Company has following transactions with related parties:

	For the period ended December 31, 2021 (Audited)	For the year ended August 31, 2021 (Audited)	For the year ended August 31, 2020 (Audited)
Professional Fees
- SEATech Ventures (HK) Limited[1]	$25,000	$280,000	$70,000
- Tan Hock Chye[2]	$-	$7,200	$-

Revenue
- Insite MY Systems Sdn Bhd[1]	$-	$17,000	$11,000
- GLS IT Solution Sdn Bhd[1]	$-	$21,000	$7,000

Total	$25,000	$325,200	$88,000

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, JP Centurion & Partners PLT , for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the period ended December 31, 2021	For the year ended August 31, 2021	For the year ended August 31, 2020
Audit fees	$10,000	$10,000	$10,000
Audit related fees	$7,500	$7,500	-
Tax fees	-	-	-
All other fees	-	-	-
Total	$17,500	$17,500	$10,000

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of AsiaFIN Holdings Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal investment officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal investment officer*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.8 (File No. 333-228847) on March 19, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAFIN HOLDINGS CORP.
(Name of Registrant)

Date: 30 March 2022	By:	/s/ WONG KAI CHEONG
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

Date: 30 March 2022	By:	/s/ SEAH KOK WAH
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AsiaFIN Holdings Corp.

Suite 30.02, 30th Floor, Menara KH (Promet),

Jalan Sultan Ismail,

50250 Kuala Lumpur, Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AsiaFIN Holdings Corp. (the ‘Company’) as of December 31, 2021, August 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the four months ended December 31, 2021 and the year ended August 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, August 31, 2021 and 2020, and the results of its operations and its cash flows for the four months ended December 31, 2021 and the year ended August 31, 2021 and August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations and negative operating cashflows raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JP Centurion & Partners PLT (PCAOB: 6723)

Kuala Lumpur, Malaysia.

30 March, 2022

ASIAFIN HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021, AUGUST 31, 2021 AND 2020 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31, 2021	As of August 31, 2021	As of August 31, 2020
	(Audited) $	(Audited) $	(Audited) $
ASSETS
CURRENT ASSETS
Deposits, prepayments and other receivables	1,249	1,249	1,249
Account receivables	-	6,000	18,000
Cash and cash equivalents	980,681	1,013,147	514,231

Total Current Assets	981,930	1,020,396	533,480

TOTAL ASSETS	981,930	1,020,396	533,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	4,200	4,200	12,600
Income tax payable	-	-	644
Other payables and accrued liabilities	9,000	8,149	11,709
Total Current Liabilities	13,200	12,349	24,953

TOTAL LIABILITIES	13,200	12,349	$24,953

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 73,319,800 and 72,482,500 shares issued and outstanding as of December 31, 2021, and August 31, 2021, 2020	7,332	7,332	7,248
Additional paid-in capital	1,413,268	1,413,268	576,052
Accumulated deficit	(451,870)	(412,553)	(74,773)

TOTAL STOCKHOLDERS’ EQUITY	968,730	1,008,047	508,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	981,930	1,020,396	533,480

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE PERIOD ENDED FROM SEPTEMBER 1, 2021 TO DECEMBER 31, 2021, 2020 AND 12 MONTHS ENDED AUGUST 31, 2021, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the four months period ended December 31		For the year ended August 31
	2021	2020	2021	2020
	(Audited) $	(Unaudited) $	(Audited) $	(Audited) $
REVENUE	-	38,000	38,000	18,000

COST OF REVENUE	-	(26,600)	(26,600)	(12,600)

GROSS PROFIT	-	11,400	11,400	5,400

OTHER INCOME	43	16	60	10,146

SELLING AND MARKETING EXPENSES	-	-	-	(3,052)

GENERAL AND ADMINISTRATIVE EXPENSES	(39,360)	(11,000)	(349,883)	(86,623)

LOSS/ (PROFIT) BEFORE INCOME TAX	(39,317)	416	(338,423)	(74,129)

INCOME TAXES EXPENSE	-	-	643	(644)

NET LOSS	(39,317)	416	(337,780)	(74,773)

Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	-	-	-	-
COMPREHENSIVE LOSS	(39,317)	416	(337,780)	(74,773)
Net loss per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	73,319,800	72,482,500	72,634,967	48,379,883

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEAR ENDED AUGUST 31, 2021 AND AUGUST 31, 2020 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	FOREIGN EXCHANGE TRANSLATION ADJUSTMENT	MERGER RESERVE	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of August 31, 2019 (Audited)	100,000	$10	$-	$-	$2	$-	$12
Transaction with owner	-	-	-	-	(2)	-	(2)
Issuance of share capital - founder’s shares	67,900,000	6,790	-	-	-	-	6,790
Share issued in private placement completed On 30 June, 2020 at $0.10 per share	3,200,000	320	319,680	-	-	-	320,000
Shares issued in private placement completed on August 14, 2020 at $0.20 per share	1,282,500	128	256,372	-	-	-	256,500
Foreign currency translation loss	-	-	-	-	-	-	-
Net loss for the year ended August 31, 2020	-	-	-	-	-	(74,773)	(74,773)
Balance as of August 31, 2020 (Audited)	72,482,500	$7,248	$576,052	$-	$-	$(74,773)	$508,527
Share issued in initial public offering completed on August 4, 2021at $1.00 per share	837,300	84	837,216	$-	$-	$-	$837,300
Net loss for the year ended August 31, 2021	-	-	-	-	-	(337,780)	(337,780)
Balance as of August 31, 2021 (Audited)	73,319,800	7,332	1,413,268	$-	$-	$(412,553)	$1,008,047

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED DECEMBER 31, 2021 (Audited), AUGSUT 31, 2021 and 2020 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	FOREIGN EXCHANGE TRANSLATION ADJUSTMENT	MERGER RESERVE	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of August 31, 2019 (Audited)	100,000	$10	$-	$-	$2	$-	$12
Transaction with owner	-	-	-	-	(2)	-	(2)
Issuance of share capital - founder’s shares	67,900,000	6,790	-	-	-	-	6,790
Share issued in private placement completed On 30 June, 2020 at $0.10 per share	3,200,000	320	319,680	-	-	-	320,000
Shares issued in private placement completed on August 14, 2020 at $0.20 per share	1,282,500	128	256,372	-	-	-	256,500
Foreign currency translation loss	-	-	-	-	-	-	-
Net loss for the year ended August 31, 2020	-	-	-	-	-	(74,773)	(74,773)
Balance as of August 31, 2020 (Audited)	72,482,500	$7,248	$576,052	$-	$-	$(74,773)	$508,527
Share issued in initial public offering completed on August 4, 2021 at $1.00 per share	837,300	84	837,216	$-	$-	$-	$837,300
Net loss for the year ended August 31, 2021	-	-	-	-	-	(337,780)	(337,780)
Balance as of August 31, 2021 (Audited)	73,319,800	7,332	1,413,268	$-	$-	$(412,553)	$1,008,047
Net loss for the four months period ended December 31, 2021	-	-	-	-	-	(39,317)	(39,317)
Balance as of December 31, 2021 (Audited)	73,319,800	7,332	1,413,268	-	-	(451,870)	968,730

See accompanying notes to consolidated financial statements

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED FROM SEPTEMBER 1, 2021 TO DECEMBER 31, 2021, 2020 AND 12 MONTHS ENDED AUGUST 31, 2021, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Four Months Ended December 31		Twelve Months Ended August 31
	2021 (Audited)	2020 (Unaudited)	2021 (Audited)	2020 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,317)	$416	$(337,780)	$(74,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	6,000	(3,219)	12,000	(18,000)
Accounts payable	-	10,500	(8,400)	12,600
Deposits, prepayments and other receivables	-	-	-	(1,249)
Income tax payable		(644)	(644)	644
Other payables and accrued liabilities	851	(224)	(3,560)	11,709
Net cash (used in)/ generated from operating activities	(32,466)	6,829	(338,384)	(69,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share subscriptions receipts	-	-	837,300	583,288
Net cash provided by financing activities	-	-	837,300	583,288

Effect of exchange rate changes on cash and cash equivalents	-	-	-	-

Net change in cash and cash equivalents	(32,466)	6,829	498,916	514,219
Cash and cash equivalents, beginning of year	1,013,147	514,231	514,231	12

CASH AND CASH EQUIVALENTS, END OF YEAR	$980,681	$521,060	$1,013,147	$514,231
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021, AUGUST 31, 2021 AND 2020

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

Basis of presentation

The consolidated financial statements for AsiaFIN Holdings Corp. and its subsidiaries for the year ended August 31, 2021 and 2020 and for the period ended December 31, 2021 and 2020 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AsiaFIN Holdings Corp. and its wholly owned subsidiaries, AsiaFIN Holdings Corp. and AsiaFIN Holdings Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has changed August 31 to December 31 as its fiscal year end.

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

As reflected in the accompanying financial statements, for the four months period ended December 31, 2021, the Company incurred a net loss of $39,317 and negative operating cash flow of $32,466. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The Company does not have sufficient revenue to cover its operating cost due to the research and development activities performed in the initial stage. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

No assurance can be given that any future financing, if needed, will be available. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability in profitability that may result in the Company not being able to continue as a going concern.

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended December 31		As of and for the year ended August 31
	2021	2022	2021	2020

Year-end RM : US$1 exchange rate	4.17	4.02	4.16	4.16
Year-average RM : US$1 exchange rate	4.17	4.10	4.18	4.22
Year-end HK$: US$1 exchange rate	7.80	7.75	7.77	7.75
Year-average HK$ : US$1 exchange rate	7.79	7.75	7.77	7.78

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

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

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

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

On December 23, 2019, the Company issued 300,000 shares of restricted common stock each to Kang, Kok Seng Michael, with a par value of $0.0001 per share, for additional working capital of $30.

On December 23, 2019, the Company issued 300,000 shares of restricted common stock to Tan, Hock Chye, with a par value of $0.0001 per share, for additional working capital of $30.

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

As of December 31, 2021, AsiaFIN Holdings Corp. has an issued and outstanding common share of 73,319,800.

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND AUGUST 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. OTHER PAYABLES AND ACCRUED LIABILITIES

Accounts payable and accrued expenses consisted of the followings at December 31, 2021, August 31, 2021 and August 31, 2020.

	As of December 31,	As of August 31,
	2021 (Audited)	2021 (Audited)	2020 (Audited)
Accrued audit fees	7,500	7,500	10,000
Other payable	1,500	649	1,709

Total payables and accrued liabilities	$9,000	$8,149	$11,709

5. OTHER RECEIVABLES

	As of December 31,	As of August 31,
	2021 (Audited)	2021 (Audited)	2020 (Audited)
Other receivables	1,249	1,249	1,249

Total other receivables	$1,249	$1,249	$1,249

The amount of $1,249 on other receivable are outstanding from payment on behalf of AsiaFIN Talent Sdn Bhd. AsiaFIN Talent Sdn Bhd is a shareholder of the Company.

6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the followings as at December 31, 2021, August 31, 2021 and August 31, 2020.

	As of December 31,	As of August 31,
	2021 (Audited)	2021 (Audited)	2020 (Audited)
Accounts receivable	-	6,000	18,000

Total accounts receivable	$-	$6,000	$18,000

The accounts receivable are related party outstanding balances. The revenue is generated from providing consulting services on market study pertaining to payment processing trends in Asia and also market studies and advisory on user preferences pertaining to payment kiosks in Southeast Asia market.

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED FROM SEPTEMBER 1, 2021 TO DECEMBER 31, 2021, 2020 AND 12 MONTHS ENDED AUGUST 31, 2021, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the period ended December 31		For the year ended August 31
	2021 (Audited)	2020 (Unaudited)	2021 (Audited)	2020 (Audited)

Tax jurisdictions from:
- Local	$(25,525)	$(7,542)	$(336,715)	$(85,526)
- Foreign, representing
Labuan	(8,951)	(1,901)	(10,168)	7,497
Hong Kong	(4,841)	9,859	8,460	3,900
Loss before income tax	$(39,317)	$416	$(338,423)	$(74,129)

The provision for income taxes consisted of the following:

	For the period ended December 31		For the year ended August 31
	2021 (Audited)	2020 (Unaudited)	2021 (Audited)	2020 (Audited)

Current:
- Local	$-	$-	$-	$-
- Foreign	-	-	643	(644)

Deferred:
- Local	-	-	-	-
- Foreign	-	-	-	-

Income tax expense	$-	$-	$643	$(644)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2021, the operations in the United States of America incurred $451,870 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $94,893 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED FROM SEPTEMBER 1, 2021 TO DECEMBER 31, 2021, 2020 AND 12 MONTHS ENDED AUGUST 31, 2021, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company has no commitments or contingencies involved.

9. RELATED PARTY TRANSACTIONS

For the year ended August 31, 2021 and 2020 the Company has following transactions with related parties:

	For the year ended August 31, 2021 (Audited)	For the year ended August 31, 2020 (Audited)
Professional Fees
- SEATech Ventures (HK) Limited[1]	$280,000	$70,000
- Tan Hock Chye[2]	$7,200	$-

Revenue
- Insite MY Systems Sdn Bhd[1]	$17,000	$11,000
- GLS IT Solution Sdn Bhd[1]	$21,000	$7,000

Total	$325,200	$88,000

For the period ended December 31, 2021 and 2020 the Company has following transactions with related parties:

	For the period ended December 31, 2021 (Audited)	For the period ended December 31, 2020 (Unaudited)
Professional Fees
- SEATech Ventures (HK) Limited[1]	$25,000	$-
- Tan Hock Chye[2]	$-	$4,800

Revenue
- Insite MY Systems Sdn Bhd[1]	$-	$17,000
- GLS IT Solution Sdn Bhd[1]	$-	$21,000

Total	$25,000	$42,800

[1]	Mr Wong, Kai Cheong, our Chief Executive Officer, is the Director of Insite MY Systems Sdn Bhd while Mr. Seah, Kok Wah, our Director, is the Director of GLS IT Solutions Sdn Bhd and SEATech Ventures Corp. SEATech Ventures Corp. is a shareholder of the Company and also the holding company of SEATech Ventures (HK) Limited.
[2]	Mr Tan Hock Chye is one of the shareholders of the Company.

10. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended August 31, 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the year ended August 31
	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$17,000	$11,000	45%	61%	$-	$11,000
Customer B	$21,000	$7,000	55%	39%	$6,000	$7,000
	$38,000	$18,000	100%	100%	$6,000	$18,000

For the period ended December 31, 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year-end are presented as follows:

	For the period ended December 31
	2021	2020	2021	2020	2021	2020
	Revenues		Percentage of Revenues		Accounts Receivable, Trade
Customer A	$-	$17,000	-%	45%	$-	$219
Customer B	$-	$21,000	-%	55%	$-	$21,000
	$-	$38,000	-%	100%	$-	$18,000

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

For the period ended December 31, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s purchases and its accounts payable balance at year-end are presented as follows:

	For the period ended December 31
	2021	2020	2021	2020	2021	2020
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$-	$11,900	-%	45%	$-	8,400
Vendor B	$-	$14,700	-%	55%	$4,200	14,700
	$-	$26,600	-%	100%	$4,200	23,100

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

11. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements.

The Company is identified to have no reportable segments.

12. SIGNIFICANT EVENT

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

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K/T with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2021, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

