Form 10-Q
period 2022-06-30
ASIAFIN HOLDINGS CORP.
filed 2022-08-15
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2022

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2022
Common Stock, $.0001 par value	73,319,800

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Six Months Ended June 30, 2022 (unaudited) and June 30, 2021 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2022 (unaudited) and June 30, 2021 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2022 (unaudited) and June 30, 2021 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-15
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Six Months Ended June 30, 2022 (unaudited) and June 30, 2021 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2022 (unaudited) and June 30, 2021 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2022 (unaudited) and June 30, 2021 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6-F-15

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	June 30, 2022	December 31, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Other receivables	$3,000	$1,249
Cash and cash equivalents	923,857	980,681
Total Current Assets	$926,857	$981,930

TOTAL ASSETS	926,857	981,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	-	4,200
Other payables and accrued liabilities	2,800	9,000
Total Current Liabilities	$2,800	$13,200

TOTAL LIABILITIES	$2,800	$13,200

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 73,319,800 shares issued and outstanding as of June 30, 2022 and December 31, 2021	$7,332	$7,332
Additional paid in capital	1,413,268	1,413,268
Accumulated deficit	(496,543)	(451,870)
TOTAL STOCKHOLDERS’ EQUITY	$924,057	$968,730

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$926,857	$981,930

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

LOSSES FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED) AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares

	Three Months Ended June 30		Six Months Ended June 30
	2022 (Unaudited)	2021 (Unaudited)	2022 (Unaudited)	2021 (Unaudited)

REVENUE	$-	$-	$-	$-

COST OF REVENUE	$-	$-	$-	$-

GROSS PROFIT	$-	$-	$-	$-

OTHER INCOME	$3,979	$86	$6,514	$13,051

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(42,287)	$(155,294)	$(50,946)	$(321,483)

LOSS BEFORE INCOME TAX	$(38,308)	$(155,208)	$(44,432)	$(308,432)

INCOME TAX PROVISION	$-	$-	$(241)	$-

NET LOSS	$(38,308)	$(155,208)	$(44,673)	$(308,432)

OTHER COMPREHENSIVE LOSS	$-	$-	$-	$-

TOTAL COMPREHENSIVE LOSS	$(38,308)	$(155,208)	$(44,673)	$(308,432)

Net loss per share, basic and diluted:	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and diluted	73,319,800	72,561,996	73,319,800	72,561,996

ASIAFIN HOLDINGS CORP .B

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Six Months Ended June 30, 2022 (Unaudited)

	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance as of December 31, 2021	73,319,800	$7,332	$1,413,268	$(451,870)	$968,730
Net loss for the period	-	-	-	(6,365)	(6,365)
Balance as of March 31, 2022	73,319,800	$7,332	$1,413,268	$(458,235)	$962,365
Net loss for the period	-	-	-	(38,308)	(38,308)
Balance as of June 30, 2022	73,319,800	$7,332	$1,413,268	$(496,543)	$924,057

Six Months Ended June 30, 2021 (Unaudited)

	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance as of December 31, 2020	72,482,500	$7,248	$576,052	$(74,357)	$508,943
Net loss for the period	-	-	-	(153,224)	(153,224)
Balance as of March 31, 2021	72,482,500	$7,248	$576,052	$(227,581)	$355,719
Shares issued in Initial public offering completed on 30 June 2021 at $1 per share	317,800	32	317,768	-	317,800
Net loss for the period	-	-	-	(155,208)	(155,208)
Balance as of June 30, 2021	72,800,300	$7,280	$893,820	$(382,789)	$518,311

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Six months ended June 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,673)	$(308,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	-	15,219
Other receivables	(1,751)	(40,858)
Accounts payable	(4,200)	(10,500)
Other payables and accrued liabilities	(6,200)	10,478
Net cash used in operating activities	(56,824)	(334,093)
CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of shares in IPO/Unalloted Shares	-	317,800
Net cash from financing activity	-	317,800

Net decrease in cash and cash equivalents	(56,824)	(16,293)
Cash and cash equivalents, beginning of period	980,681	521,060
CASH AND CASH EQUIVALENTS, END OF PERIOD	$923,857	$504,767
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

On June 14, 2019, Mr. Wong Kai Cheong was appointed Chief Executive Officer, President, Secretary, Treasurer and Director.

On September 18, 2020, Mr. Seah Kok Wah was appointed Director of the Company.

On December 18, 2019, we, “the Company” acquired 100% of the equity interests of AsiaFIN Holdings Corp. (herein referred to as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia. In consideration of the equity interests of AsiaFIN Holdings Corp. our Chief Executive Officer, Mr. Wong was compensated $1 USD.

On December 23, 2019, AsiaFIN Holdings Corp., Malaysia Company acquired AsiaFIN Holdings Limited (herein referred to as the “Hong Kong Company”), a private limited company incorporated in Hong Kong. In consideration of the equity interests of AsiaFIN Holdings Limited our Chief Executive Officer, Mr. Wong was compensated $1 HKD.

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	AsiaFIN Holdings Corp.	Labuan / July 15, 2019	1 share of ordinary share of US$1 each	Investment holding and consulting services pertaining to market studies and financial solutions.	100%
2.	AsiaFIN Holdings Limited	Hong Kong/ July 5, 2019	1 ordinary share of HKD $1 each	Consultancy services on market studies and financial solutions.	100%

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for AsiaFIN Holdings Corp. and its subsidiaries for three and six months ended June 30, 2022 and June 30, 2021 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AsiaFIN Holdings Corp. and its wholly owned subsidiaries, AsiaFIN Holdings Corp. and AsiaFIN Holdings Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of two months or less as of the purchase date of such investments.

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2022, the Company incurred a net loss of $44,673 and negative operating cash flow of $56,824. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended June 30, 2022	As of and for the period ended December 31, 2021

Period-end RM : US$1 exchange rate	4.41	4.17
Period-average RM : US$1 exchange rate	4.29	4.14
Period-end HK$: US$1 exchange rate	7.85	7.80
Period-average HK$ : US$1 exchange rate	7.83	7.78

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

Between the period April 27, 2021 to June 30, 2021, the Company issued 317,800 shares of common stock at a price of $1.00 per share through the Initial Public Offering (IPO) to 37 non-US residents.

As of June 30, 2022, AsiaFIN Holdings Corp. has an issued and outstanding common share of 73,319,800.

4. CASH AND CASH EQUIVALENTS

As of June 30, 2022, the Company recorded cash and cash equivalents of $923,857 which consists of cash on hand and bank balances.

As of December 31, 2021, the Company recorded cash and cash equivalents of $980,681 which consists of cash on hand and bank balances.

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

5. OTHER RECEIVABLES

Other receivables consisted of the following as of June 30, 2022 and December 31, 2021.

	As of June 30, 2022 (Unaudited)	As of December 31, 2021 (Audited)
Other receivables	$3,000	$1,249
Total other receivables	$3,000	$1,249

As of June 30, 2022, there are increase of $3,000 deposit for rental and there are decrease amounts of $1,249 on other receivables which are related party transactions and outstanding balances.

As of December 31, 2022, the other receivables consists of amount owing by a related party which was settled in 2022.

6. ACCOUNTS PAYABLE

Accounts payable consisted of the following as of June 30, 2022 and December 31, 2021.

	As of June 30, 2022 (Unaudited)	As of December 31, 2021 (Audited)
Accounts payable	$-	$4,200
Total Accounts payable	$-	$4,200

7. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as at June 30, 2022 and December 31, 2021.

	As of June 30, 2022 (Unaudited)	As of December 31, 2021 (Audited)
Accrued audit fees	2,500	7,500
Other payables	300	1,500
Total other payables and accrued liabilities	$2,800	$9,000

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. INCOME TAXES

For the period/year June 30, 2022 and 2021, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Six months ended June 30, 2022 (Unaudited)	Six months ended June 30, 2021 (Unaudited)

Tax jurisdictions from:
- Local	$(32,208)	$(308,523)
- Foreign, representing
Labuan	1,279	2,653
Hong Kong	(13,503)	(2,562)
Loss before income tax	$(44,432)	$(308,432)

The provision for income taxes consisted of the following:

	Six months ended June 30, 2022 (Unaudited)	Six months ended June 30, 2021 (Unaudited)

Current:
- Local	$-	$-
- Foreign	241	-
Deferred:
-Local	-	-
-Foreign	-	-
Income tax expense	$241	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2022, the operations in the United States of America incurred $44,432 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $104,274 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, AsiaFIN Holdings Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

AsiaFIN Holdings Corp. is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2022 and 2021:

	Six months ended June 30, 2022 (Unaudited)	Six months ended June 30, 2021 (Unaudited)

Deferred tax assets:
Net operating loss carry forwards
-United States of America	$104,274	$80,385
-Labuan	-
-Hong Kong	-	-
	$104,274	$80,385
Less: valuation allowance
Deferred tax assets	104,274	80,385

9. RELATED PARTY TRANSACTIONS

As of June 30, 2022 and 2021, the Company related party transactions as follows:

	Six months ended June 30, 2022 (Unaudited)	Six months ended June 30, 2021 (Unaudited)
SEATech Ventures (HK) Limited[1]
-Consultation fee	$-	$160,000

[1]	SEATech Venture (HK) Limited, through its wholly subsidiary of SEATech Venture Corp is a 13.6% shareholder of the Company.

10. COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company has no commitments or contingencies involved.

11. CONCENTRATIONS OF RISK

(a) Major customers

For the three months ended June 30, 2022 and 2021, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b) Major vendors

For the three months ended June 30, 2022 and 2021, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

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

12. SIGNIFICANT EVENTS

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended June 30, 2022.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after June 30, 2022 up through the date of August 15, 2022, the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

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

3

Results of Operation

For the three months ended June 30, 2022 and 2021

Revenues

For three months ended June 30, 2022 and 2021, the Company has generated revenue of $0.

Cost of Revenue and Gross Margin

For the three months ended June 30, 2022 and 2021, cost incurred arise in providing corporate development advisory services is $0 and generate a gross profit of $0 the for the three months ended June 30, 2022 and 2021.

General and administrative expenses

For the three months ended June 30, 2022 and 2021, we had general and administrative expenses in the amount of $42,287 and $155,294 respectively, which was primarily comprised of company consultation fee and review fee.

Net Loss

For the three months ended June 30, 2022 and 2021, the Company has incurred a net loss of $38,308 and $155,208 respectively. The loss is mainly derived from the general and administrative expenses.

4

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $923,857 and $980,681 respectively. We had negative operating cash flows due to minimal operating activity, we expect increased levels of operating activities going forward will result in more significant cash outflows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the three months ended June 30, 2022 and 2021, we have met these requirements primarily from previous sales of our common stock.

Cash Used In Operating Activities

For the three months ended June 30, 2022 and 2021 net cash used in operating activities was negative $56,824 and $334,093, which were the result of our net loss attributable to administration expenses.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2022.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

7

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal Chief Executive Officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal Director*

32.1	Certification pursuant to 18 U.S.C Section 1350 As adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer *

32.2	Certification pursuant to 18 U.S.C Section 1350 As adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Director *

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaFIN Holdings Corp
(Name of Registrant)

Date: August 15, 2022
	By:	/s/ WONG KAI CHEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

Date: August 15, 2022	By:	/s/ SEAH KOK WAH
	Title:	Director

9