Form 10-Q
period 2022-09-30
ASIAFIN HOLDINGS CORP.
filed 2022-11-14
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-56421

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2022
Common Stock, $.0001 par value	73,319,800

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Nine Months Ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-13
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

ASIAFIN HOLDINGS CORP  .

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three and Nine Months Ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6-F-13

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	September 30, 2022	December 31, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Deposit and other receivables	$3,000	$1,249
Cash and cash equivalents	916,874	980,681
Total Current Assets	$919,874	$981,930

TOTAL ASSETS	919,874	981,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	-	4,200
Other payables and accrued liabilities	5,800	9,000
Income tax payable	896	-
Total Current Liabilities	$6,696	$13,200

TOTAL LIABILITIES	$6,696	$13,200

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 73,319,800 shares issued and outstanding as of September 30, 2022 and December 31, 2021	$7,332	$7,332
Additional paid in capital	1,413,268	1,413,268
Accumulated deficit	(507,422)	(451,870)
TOTAL STOCKHOLDERS’ EQUITY	$913,178	$968,730

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$919,874	$981,930

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares

	Three Months Ended September 30		Nine Months Ended September 30
	2022 (Unaudited)	2021 (Unaudited)	2022 (Unaudited)	2021 (Unaudited)

REVENUE	$-	$-	$-	$-

COST OF REVENUE	$-	$-	$-	$-

GROSS PROFIT	$-	$-	$-	$-

OTHER INCOME	$2,646	$2,166	$9,161	$49

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(12,629)	$(32,661)	$(63,576)	$(338,976)

LOSS BEFORE INCOME TAX	$(9,983)	$(30,495)	$(54,415)	$(338,927)

INCOME TAX PROVISION	$(896)	$643	$(1,137)	$643

NET LOSS	$(10,879)	$(29,852)	$(55,552)	$(338,284)

OTHER COMPREHENSIVE LOSS	$-	$-	$-	$-

TOTAL COMPREHENSIVE LOSS	$(10,879)	$(29,852)	$(55,552)	$(338,284)

Net loss per share, basic and diluted:	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and diluted	73,319,800	73,224,280	73,319,800	73,224,280

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Nine Months Ended September 30, 2022 (Unaudited)

	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance as of December 31, 2021	73,319,800	$7,332	$1,413,268	$(451,870)	$968,730
Net loss for the period	-	-	-	(55,552)	(55,552)
Balance as of September 30, 2022	73,319,800	$7,332	$1,413,268	$(507,422)	$913,178

Nine Months Ended September 30, 2021 (Unaudited)

	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance as of December 31, 2020	72,482,500	$7,248	$576,052	$(74,357)	$508,943

Shares issued in Initial public offering completed on 30 September 2021 at $1 per share	837,300	84	837,216	-	837,300
Net loss for the period				(338,284)	(338,284)
Balance as of September 30, 2021	73,319,800	7,332	1,413,268	(412,641)	1,007,959

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Nine months ended September 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,552)	$(338,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	-	15,219
Other receivables	(1,751)	-
Accounts payable	(4,200)	(18,900)
Other payables and accrued liabilities	(3,200)	(3,336)
Income tax payable	896	-
Net cash used in operating activities	(63,807)	(345,301)
CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of shares in IPO/ Unallotted Shares	-	837,300
Net cash Generated from financing activity	-	837,300

Net (decrease)/increase in cash and cash equivalents	(63,807)	491,999
Cash and cash equivalents, beginning of period	980,681	521,060
CASH AND CASH EQUIVALENTS, END OF PERIOD	$916,874	$1,013,059
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$241	$643
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

On June 14, 2019, Mr. Wong Kai Cheong was appointed Chief Executive Officer, President, Secretary, Treasurer and Director.

On September 18, 2020, Mr. Seah Kok Wah was appointed Director of the Company.

On December 18, 2019, we, “the Company” acquired 100% of the equity interests of AsiaFIN Holdings Corp. (herein referred to as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia. In consideration of the equity interests of AsiaFIN Holdings Corp. our Chief Executive Officer, Mr. Wong was compensated $1 USD  .

On December 23, 2019, AsiaFIN Holdings Corp., Malaysia Company acquired AsiaFIN Holdings Limited (herein referred to as the “Hong Kong Company”), a private limited company incorporated in Hong Kong. In consideration of the equity interests of AsiaFIN Holdings Limited our Chief Executive Officer, Mr. Wong was compensated $1 HKD  .

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	AsiaFIN Holdings Corp.	Labuan/ July 15, 2019	1 ordinary share of US$1 each	Investment holding and consulting services pertaining to market studies and financial solutions.	100%
2.	AsiaFIN Holdings Limited	Hong Kong/ July 5, 2019	1 ordinary share of HKD$1 each	Consultancy services on market studies and financial solutions.	100%

ASIAFIN HOLDINGS CORP  .

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for AsiaFIN Holdings Corp. and its subsidiaries for three and nine months ended September 30, 2022 and September 30, 2021 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AsiaFIN Holdings Corp. and its wholly owned subsidiaries, AsiaFIN Holdings Corp. and AsiaFIN Holdings Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

Leases Commitment

Effective July 1, 2022, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our liabilities. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. As of adoption of ASC 842 and as of July 1, 2022, the adoption did not have an impact on the Company’s financial statements as the Company did not commitment any lease that are over twelve months at time of adoption.

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2022, the Company incurred a net loss of $55,552 and negative operating cash flow of $63,807. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the Nine Months ended September 30, 2022	As of and for the Six Months ended June 30, 2021

Period-end RM : US$1 exchange rate	4.53	4.15
Period-average RM : US$1 exchange rate	4.35	4.10
Period-end HK$: US$1 exchange rate	7.85	7.77
Period-average HK$ : US$1 exchange rate	7.84	7.76

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Recent accounting pronouncements

ASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASU 2019-05 may have on its consolidated financial statements.

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

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

Between the period April 27, 2021 to September 30, 2021, the Company issued 837,300 shares of common stock at a price of $1.00 per share through the Initial Public Offering (IPO) to 37 non-US residents.

As of September 30, 2022, AsiaFIN Holdings Corp. has an issued and outstanding common share of 73,319,800.

4. CASH AND CASH EQUIVALENTS

As of September 30, 2022, the Company recorded cash and cash equivalents of $916,874 which consists of cash on hand and bank balances.

As of December 31, 2021, the Company recorded cash and cash equivalents of $980,681 which consists of cash on hand and bank balances.

ASIAFIN HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

5. DEPOSIT AND OTHER RECEIVABLES

Deposit and Other receivables consisted of the following as of September 30, 2022 and December 31, 2021.

	As of September 30, 2022 (Unaudited)	As of December 31, 2021 (Audited)
Deposit and other receivables	$3,000	$1,249
Total Deposit and other receivables	$3,000	$1,249

As of September 30, 2022, there are increase of $3,000 deposit for rental and there are decrease amounts of $1,249 on other receivables which are related party transactions and outstanding balances.

As of December 31, 2022, the other receivables consist of amount owing by a related party which was settled in 2022.

6. ACCOUNTS PAYABLE

Accounts payable consisted of the following as of September 30, 2022 and December 31, 2021.

	As of September 30, 2022 (Unaudited)	As of December 31, 2021 (Audited)
Accounts payable	$-	$4,200
Total Accounts payable	$-	$4,200

7. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as at September 30, 2022 and December 31, 2021.

	As of September 30, 2022 (Unaudited)	As of December 31, 2021 (Audited)
Accrued audit fees	2,800	7,500
Other payables	3,000	1,500
Total other payables and accrued liabilities	$5,800	$9,000

ASIAFIN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. INCOME TAXES

For the period/year September 30, 2022 and 2021, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended September 30, 2022 (Unaudited)	Nine months ended September 30, 2021 (Unaudited)

Tax jurisdictions from:
- Local	$(35,414)	$(329,173)
- Foreign, representing
Labuan	3,735	(8,277)
Hong Kong	(22,736)	(1,477)
Loss before income tax	$(54,415)	$(338,927)

The provision for income taxes consisted of the following:

	Nine months ended September 30, 2022 (Unaudited)	Nine months ended September 30, 2021 (Unaudited)

Current:
- Local	$-	$-
- Foreign	(1,137)	643
Deferred:
-Local	-	-
-Foreign	-	-
Income tax expense	$(1,137)	$643

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2022, the operations in the United States of America incurred $483,180 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $81,174 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, AsiaFIN Holdings Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 24% of net audited profit.

Hong Kong

AsiaFIN Holdings Corp. is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 8.25% on its assessable income.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2022 and 2021:

	Nine months ended September 30, 2022 (Unaudited)	Nine months ended September 30, 2021 (Unaudited)

Deferred tax assets:
Net operating loss carry forwards
-United States of America	$81,174	$70,936
-Labuan	-	-
-Hong Kong	-	-
	$81,174	$70,936
Less: valuation allowance
Deferred tax assets	81,174	70,936

9. RELATED PARTY TRANSACTIONS

As of September 30, 2022 and 2021, the Company related party transactions as follows:

	Nine months ended September 30, 2022 (Unaudited)	Nine months ended September 30, 2021 (Unaudited)
SEATech Ventures (HK) Limited[1]
-Consultation fee	$-	$160,000

Insite MY Innovations Sdn. Bhd.[2]
-Rental	$9,000	$-

[1]	SEATech Venture (HK) Limited, through its wholly subsidiary of SEATech Venture Corp is a 13.6% shareholder of the Company.

2	Insite MY Innovations Sdn. Bhd., through its wholly subsidiary of StarFIN Asia Sdn. Bhd. Wong Kai Cheong is a 57.1% shareholder of the StarFIN Asia Sdn. Bhd. and is a 29.94% shareholder of the AsiaFIN Holdings Corp.

10. COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company has no commitments or contingencies involved.

11. CONCENTRATIONS OF RISK

(a) Major customers

For the three months ended September 30, 2022 and 2021, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b) Major vendors

For the three months ended September 30, 2022 and 2021, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

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

12. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

	For the period ended September 30, 2022
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	$-	$-	$-	$-
Net income / (loss)	$(35,414)	$2,839	$(22,977)	$(55,552)

Total assets	$-	$890,489	$29,385	$919,874

	For the period ended September 30, 2021
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	$-	$-	$-	$-
Net income / (loss)	$(329,173)	$(8,277)	$(834)	$(338,284)

Total assets	$1,249	$988,127	$30,932	$1,020,308

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2022, and events which occurred subsequently but were not recognized in the financial statements. During the period, there was no subsequent event that required recognition or disclosure.

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

Results of Operation

For the three months ended September 30, 2022   and 2021

Revenues

For three months ended September 30, 2022   and 2021, the Company has generated revenue of $0.

Cost of Revenue and Gross Margin

For the three months ended September 30, 2022 and 2021, cost incurred arise in providing corporate development advisory services is $0 and generate a gross profit of $0 the for the three months ended September 30, 2022 and 2021.

General and administrative expenses

For the three months ended September 30, 2022 and 2021, we had general and administrative expenses in the amount of $12,629 and $32,661 respectively, which was primarily comprised of company consultation fee and review fee.

Net Loss

For the three months ended September 30, 2022 and 2021, the Company has incurred a net loss of $10,879 and $29,852 respectively. The loss is mainly derived from the general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021,   we had cash and cash equivalents of $916,874 and $980,681 respectively. We had negative operating cash flows due to minimal operating activity we expect increased levels of operating activities going forward will result in more significant cash outflows.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. For the three months ended September 30, 2022 and 2021, we have met these requirements primarily from previous sales of our common stock.

Cash Used In Operating Activities

For the nine months ended September 30, 2022 and 2021 net cash used in operating activities was negative $63,807 and $345,301 which were the result of our net loss attributable to administration expenses.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2022.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASU 2019-05 may have on its consolidated financial statements.

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AsiaFIN Holdings Corp
(Name of Registrant)

Date: November 14, 2022
	By:	/s/ WONG KAI CHEONG
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

Date: November 14, 2022	By:	/s/ SEAH KOK WAH
	Title:	Director

