Form 10-K
period 2022-12-31
ASIAFIN HOLDINGS CORP.
filed 2023-02-16
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2022

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

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this From 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒ Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ASFH	The OTC Market – Pink Sheets

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2022
Common Stock, $.0001 par value	73,319,800

AsiaFIN Holdings Corp.

FORM 10-K

For the Year Ended December 31, 2022

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

The Company, through its subsidiaries, mainly provides consulting services to the clients. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	AsiaFIN Holdings Corp.	Labuan /July 15, 2019	1 ordinary share of US$1 each	Investment holding and consulting services pertaining to market studies and financial solutions	100%
2.	AsiaFIN Holdings Limited	Hong Kong / July 5, 2019	1 ordinary share of HKD$1 each	Consultancy Services on market studies and financial solutions	100%

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

Unattended Payment Kiosk

The world is moving to a technological era where human interaction to perform daily tasks is falling rapidly. The unattended and self-service kiosk market worldwide was valued at US$23.45 billion in 2018 and is set to grow with a CAGR of 9.1% during the forecast period[10]. The market is primarily driven by the growing adoption of smart technologies in retail and banking industries. Globally, unattended or self-service kiosk desks are being implemented mainly to develop operational efficiency with the aim of time management. Additionally, the development of modern infrastructure and smart cities is increasing the significance of kiosks and thus has spurred its adoption across various developed and developing regions. Furthermore, apart from commercial applications, self-service kiosks systems have gained momentum in the industrial sector.

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

Customers

For the year ended December 31, 2022, the Company has generated $0 revenue from customers through the services rendered to clients pursuant to market research and consultancy service on Unattended Payment Kiosk and payment processes.

Employees

Our company consists of three employees which includes our Chief Executive Officer Mr. Wong Kai Cheong, our Executive Director, Mr. Seah Kok Wah and our Finance Manager, Ms Cham Hui Yin. Currently, all of our employees, Officers and/or Directors have the flexibility to work on our business up to 30 hours per week but are prepared to devote more time if necessary. As our business and operations increase, we plan to hire full time management, technical and administrative support personnel.

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

ITEM 2. PROPERTY

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of December 31, 2022, we had 73,319,800 shares of our Common Stock par value, $.0001 issued and outstanding. There were 149 beneficial owners of our Common Stock.

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

We have not repurchased any shares of our common stock during the year ended December 31, 2022.

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

Results of Operations

Revenues

For the year ended December 31, 2022 and 2021, the Company generated revenue income in the amount of $0, and $0. The revenue generated was the result of services rendered to clients pursuant to market research and consultancy service on Unattended Payment Kiosk and payment processes.

Cost of Revenue and Gross Profit

For the year ended December 31, 2022 and 2021, cost incurred in providing system development advisory services is $0, and $0. The Company generates gross profits of $0, and $0.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022, and 2021 amounted to $122,283, and $378,235 respectively. These expenses are comprised of consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $14,080, and $87 as other income for the year ended December 31, 2022, and 2021 respectively. This income is derived from fixed deposit interest earned and foreign exchange gain.

Net Loss and Net Loss Margin

The net loss for the year ended December 31, 2022, was $112,202, as compared to net loss $377,505 for the year ended December 31, 2021. The decrease in net loss of $265,303 is contributed to the substantial decrease in general and administrative expenses incurred. The accumulated loss for the Company has increased from $451,870 to $564,072.

Liquidity and Capital Resources

As of December 31, 2022, and December 31, 2021 we had cash and cash equivalents of $874,690 and $980,681. We expect increased levels of operations going forward will result in more significant cash flows and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used in Operating Activities

For the year ended December 31, 2022, and 2021, net cash used in operating activities was negative $105,991 and negative $377,671 cash generated respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for AsiaFIN Holdings Corp. and its subsidiaries for the year ended December 31, 2022 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AsiaFIN Holdings Corp. and its wholly owned subsidiaries, AsiaFIN Holdings Corp. and AsiaFIN Holdings Limited. Intercompany accounts and transactions have been eliminated on consolidation.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the year reported. Actual results may differ from these estimates.

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

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of providing system development advisory services, market research and marketing surveys regarding unattended kiosk and payment processing preferences.

Cost of revenue

Cost of revenue includes the cost incurred in providing system development advisory services, market research and marketing surveys regarding unattended kiosk and payment processing preferences.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the years. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the years. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RM and HK$ into US$1 has been made at the following exchange rates for the respective years:

	As of year ended December 31,
	2022	2021

Year-end RM : US$1 exchange rate	4.40	4.17
Year-average RM : US$1 exchange rate	4.40	4.14
Year-end HK$: US$1 exchange rate	7.81	7.80
Year-average HK$ : US$1 exchange rate	7.83	7.78

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of December 31, 2022, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our principal executive officer and principal financial officer, concluded that, during the period covered by this Report, internal controls over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Our management, including our principal executive officer and principal financial officer, identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2022.

1.	We do not have adequate segregation of duties and effective risk assessment, lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors.

2.	We lack a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

3.	We intend to establish an internal audit function with assessment to improve internal control.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the year ended 2022.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the year covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Wong Kai Cheong	60	Chief Executive Officer, President, Secretary, Treasurer, Director
Seah Kok Wah	55	Director

Set forth below is a brief description of the background and business experience of our executive officer and director.

Wong Kai Cheong – President, Chief Executive Officer, Secretary, Treasurer, Director

Mr. Wong Kai Cheong was recognized as a Professional Electrical Engineer from the Engineering Council of the United Kingdom. Throughout his career path, we believe he has achieved astounding results and success in this field.

Mr. Wong Kai Cheong started his career in the Financial IT industry as a hardware engineer in Sime Darby Systems Sdn. Bhd. to the position of General Manager in AIMS Sdn. Bhd.. After having 15 years of experience, he started the Insite MY Group of Companies (InsiteMY) in the year 2002. Today, after 20 years, InsiteMY has more than 100 staffs with offices in Malaysia and with customers covering from Malaysia, Philippines, Bangladesh, Pakistan, Thailand, Singapore, Indonesia and Myanmar.

Besides having a technical background, Mr. Wong Kai Cheong has strong domain knowledge in payments and recently in cheque clearing and cheque truncation in particular. He travels the world educating customers and partners on the benefits and advantages of cheque truncation and other payment methods.

Through him and his team, InsiteMY has established themselves as a reliable solution partner to the banking industry for payments, reporting, risk management and compliance in Malaysia. All products developed by InsiteMY are under the purview of the Malaysia Digital Economy Corporation (MDEC) as local home-grown IT products. All research and development are done by the local Malaysian expertise under the guidance of MDEC.

Once again in 2018, he cofounded another R&D company called OrangeFIN Asia Sdn. Bhd., focusing on Robotics Process Automation (RPA). These software robots were developed first for cheque clearing functions with artificial intelligence. These robots replace humans in making decisions for approving and clearing cheques for a local bank in Malaysia. Now OrangeFIN aims to put a robot in every organisation in Malaysia and throughout Southeast Asia.

Seah Kok Wah – Director

Mr. Seah Kok Wah , a Malaysian, currently serves as the Executive Director of AsiaFIN Holdings Corp.

Mr. Seah Kok Wah graduated from California State University, Chico, the United States of America with a Bachelor’s Degree in Computer Engineering and a Master’s Degree in Computer Science (with Distinction). He also holds a doctorate in International Business. In 1994, Mr. Seah Kok Wah began his tech career in Silicon Valley California as a software developer for Software Publishing Corporation and Netscape Communications Corporation. He returned to Malaysia in 1997, recruited by Sun Microsystem Malaysia to provide consultancy to the MSC Smart Schools and Telemedicine flagship projects.

Mr. Seah Kok Wah started his entrepreneurship journey in 2001. He co-founded several companies including Afor Pte Ltd Singapore in 2002 which floated on the Singapore Stock Exchange in 2008 and subsequently rebranded as Epicenter Holdings Ltd (SGX:5MQ). In 2010, Mr. Seah Kok Wah co-founded Galasys PLC (LSE:GLS), a company that was floated on the London Stock Exchange in 2014. During his time in Galasys PLC, Mr. Seah Kok Wah served as the Chief Executive Officer. In 2018, He has co-founded SEATech Ventures Corp. (OTC-PINK: SEAV) and it was floated in late 2020. Mr. Seah Kok Wah has co-founded Angkasa-X Group of companies recently and serves as the Executive Chairman.

Mr. Seah Kok Wah has been appointed as the Chairman of The World Information Technology and Services Alliance (WITSA), a leading consortium of ICT industry association-members from over 80 global companies. WITSA members represent over 90% of the world IT market.

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

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors and the Chief Executive Officer of the Company review the Company’s internal accounting controls, practices and policies.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer, and principal financial officer who served for the year ended December 31, 2022 and 2021, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wong Kai Cheong, Chief Executive Officer, President, Secretary,	2022	-	-	-	-	-	-	-	-
Treasurer, Director (Principal Executive Officer)	2021	-	-	-	-	-	-	-	-

Cham Hui Yin, Finance Manager	2022	13,592	-	-	-	-	-	-	13,592
(Principal Financial Officer, Principal Accounting Officer)	2021	4,793	-	-	-	-	-	-	4,793

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

Employment Agreements

Except for Ms. Cham Hui Yin, we do not have an employment or consulting agreement with any officers or Directors.

Ms. Cham Hui Yin was appointed and entered into an employment agreement with effect on September 1, 2021 and would expire on August 31, 2024. Under the terms of the agreements, Ms. Cham Hui Yin was entitled to receive a monthly salary of RM5,000. She is entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with her services on our behalf. The employment agreement also contains normal and customary terms relating to confidentiality, indemnification, non-solicitation and ownership of intellectual property.

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

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2022, the Company has 73,319,800 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2022 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Wong Kai Cheong, Chief Executive Officer, President, Secretary, Treasurer and Director	21,950,000	29.94%	29.94%

Seah Kok Wah[1], Director	21,850,000	29.80%	29.80%
All of executive officers and director as a group	43,800,000	59.74%	59.74%

5% or greater shareholders (excluding officers/directors)
Hoo Swee Ping	8,000,000	10.91%	10.91%
SEATech Ventures Corp.[2]	10,000,000	13.64%	13.64%
AsiaFIN Talent Sdn. Bhd.[3]	4,984,500	6.80%	6.80%

1 Seah Kok Wah owns and controls 95% of the issued and outstanding shares of See Unicorn Ventures Sdn. Bhd.. The values within the row above under the subsection titled, “Executive Officers and Directors,” for Mr. Seah, are computed accounting for Mr. Seah’s indirect ownership in the Company via his control of “See Unicorn Ventures Sdn. Bhd.” This row does not, however, account for his ownership in the Company via his ownership stake of approximately 21.70% in SEATech Ventures Corp.

2 Seah Kok Wah owns and controls approximately 21.70% of the issued and outstanding shares of SEATech Ventures Corp.

3 Mr. Kang Kok Seng Michael and Mr. Ng Kai Thim are the controlling shareholders of AsiaFIN Talent Sdn. Bhd..

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

On December 20, 2019, the Company issued 21,850,000 shares of restricted common stock to See Unicorn Ventures Sdn. Bhd., a company incorporated in Malaysia, with a par value of $0.0001 per share, in consideration of $2,185. The $2,185 went to the Company to be used as working capital. Our Director, Seah Kok Wah, is a shareholder of See Unicorn Ventures, Sdn. Bhd..

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

On December 20, 2019, the Company issued 5,000,000 shares of restricted common stock to AsiaFIN Talent Sdn. Bhd., a company incorporated in Malaysia, with a par value of $0.0001 per share, in consideration of $500. The $500 went to the Company to be used as working capital.

Mr. Kang Kok Seng Michael and Mr. Ng Kai Thim are each an Officer and Director of, and also the controlling shareholders of AsiaFIN Talent Sdn. Bhd..

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

For the year ended December 31, 2021 and December 31, 2020, the Company provided consulting services to Insite MY Systems Sdn. Bhd., identified as Customer A, pertaining to market studies of payment processing trends in Asia. Mr. Wong, our Chief Executive Officer and Director, is also the director and a shareholder of Insite MY Systems Sdn. Bhd.. The revenue generated from Insite MY Systems Sdn. Bhd. amounted to $0 and $28,000 in 2021 and 2020.

For the period ended December 31, 2021 and December 31, 2020, the Company provided consulting services to GLS IT Solutions Sdn. Bhd., identified as Customer B, pertaining to market studies of, and advisory on, unattended payment kiosk user preferences in the Southeast Asia market. Mr. Seah, who serves as our Director, is also the Director and a shareholder of GLS IT Solutions Sdn. Bhd.. The revenue generated from GLS IT Solutions Sdn. Bhd. amounted to $0 and $28,000 in 2021 and 2020.

We have one physical office, which is located at Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.

RELATED PARTY TRANSACTIONS

For the year ended December 31, 2022 and year ended December 31, 2021 the Company has following transactions with related parties:

	For the year ended December 31, 2022 (Audited)	For the year ended December 31, 2021 (Audited)
Professional Fees
- SEATech Ventures (HK) Limited [1]	$25,000	$185,000
- Tan Hock Chye [2]	$-	$2,400

Rental
- Insite MY Innovations Sdn. Bhd. [3]	$12,000	$-

Total	$12,000	$187,400

1SEATech Venture (HK) Limited, through its wholly subsidiary of SEATech Venture Corp is a 13.6% shareholder of the Company. Mr. Seah Kok Wah, our Director, is the Director of GLS IT Solutions Sdn. Bhd. and SEATech Ventures Corp. SEATech Ventures Corp. is a shareholder of the Company and also the holding company of SEATech Ventures (HK) Limited.

2Mr Tan Hock Chye is one of the shareholders of the Company.

3Insite MY Innovations Sdn. Bhd., through its wholly subsidiary of StarFIN Asia Sdn. Bhd.. Wong Kai Cheong is a 57.1% shareholder of the StarFIN Asia Sdn. Bhd. and is a 29.94% shareholder of the AsiaFIN Holdings Corp.

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

ACCOUNTING FEES AND SERVICES	For the year ended December 31, 2022	For the year ended December 31, 2021
Audit fees	$29,000	$10,000
Audit related fees	$4,533	$5,000
Tax fees	6,500	3,000
All other fees	-	-
Total	$40,033	$18,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax fees” includes fees for our annual tax assessment rendered in connection with annually tax filings.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of AsiaFIN Holdings Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.8 (File No. 333-228847) on March 19, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

ASIAFIN HOLDINGS CORP.

Date: 16 February 2023	By:	/s/ Wong Kai Cheong
Wong Kai Cheong
Chief Executive Officer, President, Director, Secretary, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 16 February 2023	By:	/s/ Wong Kai Cheong
Wong Kai Cheong
Chief Executive Officer,
President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: 16 February 2023	By:	/s/ Cham Hui Yin
Cham Hui Yin
Finance Manager
(Principal Financial Officer and Principal Accounting Officer)

Date: 16 February 2023	By:	/s/ Seah Kok Wah
Seah Kok Wah
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AsiaFIN Holdings Corp.

Suite 30.02, 30th Floor, Menara KH (Promet),

Jalan Sultan Ismail,

50250 Kuala Lumpur, Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AsiaFIN Holdings Corp. (the ‘Company’) as of December 31, 2022, and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022 and the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flow for year ended December 31, 2022 and the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2020.

JP Centurion & Partners PLT (PCAOB: 6723)

Kuala Lumpur, Malaysia.

15 February, 2023

ASIAFIN HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31, 2022	As of December 31, 2021
	(Audited) $	(Audited) $
ASSETS
CURRENT ASSETS
Deposits and other receivables	3,000	1,249
Cash and cash equivalents	874,690	980,681

Total Current Assets	877,690	981,930

TOTAL ASSETS	877,690	981,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	-	4,200
Income tax payable	3,357	-
Accrued liabilities	17,805	9,000
Total Current Liabilities	21,162	13,200

TOTAL LIABILITIES	21,162	13,200

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 73,319,800 and 73,319,800 shares issued and outstanding as of December 31, 2022, and 2021	7,332	7,332
Additional paid-in capital	1,413,268	1,413,268
Accumulated deficit	(564,072)	(451,870)

TOTAL STOCKHOLDERS’ EQUITY	856,528	968,730
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	877,690	981,930

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended December 31, 2022	For the year ended December 31, 2021
	(Audited) $	(Audited) $
REVENUE	-	-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OTHER INCOME	14,080	87

SELLING AND MARKETING EXPENSES	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(122,283)	(378,235)

LOSS BEFORE INCOME TAX	(108,203)	(378,148)

INCOME TAXES EXPENSE	(3,999)	643

NET LOSS	(112,202)	(377,505)

Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	-	-
COMPREHENSIVE LOSS	(112,202)	(377,505)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	73,319,800	73,319,800

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEAR ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of January 31, 2021 (Audited)	72,482,500	$7,248	576,052	$(74,365)	$508,935
Shares issued in private placement completed on July 30, 2021 at $0.20 per share	837,300	$84	837,216	-	$837,300
Net loss (December 31, 2021)	-	-	-	$(377,505)	$(377,505)
Balance as of December 31, 2021 (Audited)	73,319,800	7,332	1,413,268	$(451,870)	$968,730
Net loss (December 31, 2022)	-	-	-	$(112,202)	$(112,202)
Balance as of December 31, 2022 (Audited)	73,319,800	7,332	1,413,268	$(564,072)	$856,528

See accompanying notes to consolidated financial statements

ASIAFIN HOLDINGS CORP.CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED FROM DECEMBER 31, 2022 AND YEAR ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended December 31
	2022 (Audited)	2021 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(112,202)	$(377,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	21,219
Accounts payable	(4,200)	(18,900)
Deposits and other receivables	(1,751)	-
Income tax payable	3,357	(2,021)
Other payables and accrued liabilities	8,805	(464)
Net cash used in operating activities	(105,991)	(377,671)
CASH FLOWS FROM FINANCING ACTIVITY:
Share subscriptions receipts	-	837,300
Net cash provided by financing activity		837,300
Effect of exchange rate changes on cash and cash equivalents	-	-
Net change in cash and cash equivalents	(105,991)	459,629
Cash and cash equivalents, beginning of year	980,681	521,052
CASH AND CASH EQUIVALENTS, END OF YEAR	$874,690	$980,681
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$642	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021

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

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	AsiaFIN Holdings Corp.	Labuan / July 15, 2019	1 ordinary share of US$1 each	Investment holding and consulting services pertaining to market studies and financial solutions.	100%
2.	AsiaFIN Holdings Limited	Hong Kong/ July 5, 2019	1 ordinary share of HKD$1 each	Consultancy Services on market studies and financial solutions.	100%

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021

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

Basis of presentation

The consolidated financial statements for AsiaFIN Holdings Corp. and its subsidiaries for year ended December 31, 2022, and 2021 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of AsiaFIN Holdings Corp. and its wholly owned subsidiaries, AsiaFIN Holdings Corp. and AsiaFIN Holdings Limited.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the years reported. Actual results may differ from these estimates.

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

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of providing system development advisory services, market research and marketing surveys regarding unattended kiosk and payment processing preferences.

Cost of revenue

Cost of revenue includes the cost incurred in providing system development advisory services, market research and marketing surveys regarding unattended kiosk and payment processing preferences.

Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the years that includes the enactment date.

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

As reflected in the accompanying financial statements, for the year ended December 31, 2022, the Company incurred a net loss of $112,202 and negative operating cash flow of $105,991. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

AS OF DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Net income/(loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the years. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective years:

	For the year ended December 31, 2022	For the year ended December 31, 2021

Year-end RM : US$1 exchange rate	4.40	4.17
Year-average RM : US$1 exchange rate	4.40	4.17
Year-end HK$: US$1 exchange rate	7.81	7.80
Year-average HK$ : US$1 exchange rate	7.83	7.79

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

AS OF DECEMBER 31, 2022 AND 2021

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, except as follows:

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. COMMON STOCK

Between the period April 27, 2021 to July 30, 2021, the Company issued 837,300 shares of common stock at a price of $1.00 per share through the Initial Public Offering (IPO) to 87 non-US residents.

As of December 31, 2022, AsiaFIN Holdings Corp. has an issued and outstanding common share of 73,319,800.

4. CASH AND CASH EQUIVALENTS

As of December 31, 2022, the Company recorded cash and cash equivalents of $874,690 which consists of cash on hand and bank balances.

As of December 31, 2021, the Company recorded cash and cash equivalents of $980,681 which consists of cash on hand and bank balances.

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the followings at December 31, 2022 and 2021.

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
Accrued audit fees	14,630	7,500
Accrued tax fee	3,000	-
Accrued transfer agent fee	175	300
Accrued consultation fees	-	1,200

Total Accrued liabilities	$17,805	$9,000

6. DEPOSIT AND OTHER RECEIVABLES

Deposit and other receivables consisted of the followings at December 31, 2022, and 2021.

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
Deposit	3,000	-
Other receivables	-	1,249

Total deposit and other receivables	$3,000	$1,249

The amount of $3,000 on deposit is security deposit for rental of office paid to Insite MY Innovations Sdn. Bhd.

The amount of $1,249 on other receivable are outstanding from payment on behalf of AsiaFIN Talent Sdn. Bhd. AsiaFIN Talent Sdn. Bhd. is a shareholder of the Company.

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31
	2022 (Audited)	2021 (Audited)

Tax jurisdictions from:	$(54,670)	$(354,698)
- Local
- Foreign, representing
Labuan	(23,672)	(17,209)
Hong Kong	(29,861)	(6,241)
Loss before income tax	$(108,203)	$(378,148)

The provision for income taxes consisted of the following:

	For the year ended December 31
	2022 (Audited)	2021 (Audited)

Current:
- Local	-	-
- Foreign	$(3,999)	$643

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(3,999)	$643

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2022, the operations in the United States of America incurred $564,072 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $451,257 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, AsiaFIN Holdings Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 24% of net audited profit.

Hong Kong

AsiaFIN Holdings Corp. is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 8.25% on its assessable income.

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, the Company has no commitments or contingencies involved.

9. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2022 and 2021 the Company has following transactions with related parties:

	For the year ended December 31, 2022 (Audited)	For the year ended December 31, 2021 (Audited)
Professional Fees
- SEATech Ventures (HK) Limited[1]	$-	$185,000
- Tan Hock Chye[2]	$-	$2,400

Rental
- Insite MY Innovations Sdn. Bhd.[3]	$12,000	$-

Total	$12,000	$187,400

[1]	SEATech Venture (HK) Limited, through its wholly subsidiary of SEATech Venture Corp is a 13.6% shareholder of the Company. While Mr. Seah Kok Wah, our Director, is the Director of GLS IT Solutions Sdn. Bhd. and SEATech Ventures Corp

[2]	Mr Tan Hock Chye is one of the shareholders of the Company.

[3]	Insite MY Innovations Sdn. Bhd., through its wholly subsidiary of StarFIN Asia Sdn. Bhd. Wong Kai Cheong is a 57.1% shareholder of the StarFIN Asia Sdn. Bhd. and is a 29.94% shareholder of the AsiaFIN Holdings Corp.

10. CONCENTRATIONS OF RISK

(a) Major customers

For the year ended December 31, 2022 and 2021, there was no customer who accounted for 10% or more of the Company’s revenues nor with significant outstanding receivables.

(b) Major vendors

For year ended December 31, 2022 and 2021, there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

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

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021

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

	For the year ended December 31, 2022
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	$-	$-	$-	$-
Net loss	$(54,670)	$(23,672)	$(29,861)	$(108,203)

Total assets	$-	$848,739	$28,951	$877,690

	For the year ended December 31, 2021
	United States	Malaysia	Hong Kong	Total

Revenues	$-	$-	$-	$-
Cost of revenues	$-	$-	$-	$-
Net loss	$(354,698)	$(17,209)	$(6,241)	$(378,148)

Total assets	$1,249	$949,720	$30,961	$981,930

ASIAFIN HOLDINGS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. SIGNIFICANT EVENTS

Acquisition of StarFIN Holdings Limited, a British Virgin Islands company

On December 22, 2022, the company entered into an agreement to acquire 100% of the issued and outstanding shares of StarFIN Holdings Limited, a British Virgin Islands company (“SFHL”), from Mr. Wong Kai Cheong, Mr. Hoo Swee Ping, Mr. Ang Teck Kong, Mr. Ng Kai Thim and Ms. Cham Hui Yin at a consideration of $9,055,242.

SFHL provided Payment Processing, Regulatory Technology (REGTECH), Robotic Process Automation (RPA) solutions in Southeast Asia region through its wholly owned subsidiaries, StarFIN Asia Sdn. Bhd. (“SFA”), Insite MY Systems Sdn. Bhd. (“IMS”), Insite MY Innovations Sdn. Bhd. (“IMI”), OrangeFIN Asia Sdn. Bhd. (“OFA”) and OrangeFIN Academy Sdn. Bhd. (“OFAA”). All its subsidiaries are private limited companies in Malaysia.

Mr. Wong Kai Cheong, the Founder and director of SFA, and held 57.10% interest in SFHL; is our Chief Executive Officer and and is a 29.94% shareholder of the AsiaFIN Holdings Corp.

Mr. Hoo Swee Ping, the Chief Executive Officer and director of SFA, and held 40.22% interest in SFHL; and is a 10.91% shareholder of the AsiaFIN Holdings Corp.

Mr. Ang Teck Kong, held 1.32% interest in SFHL, and is a 0.04% shareholder of the AsiaFIN Holdings Corp.

Mr. Ng Kai Thim, the Chief Operating Officer of SFA, held 0.88% interest in SFHL; and is a 0.07% shareholder of the AsiaFIN Holdings Corp.

Ms. Cham Hui Yin, the Chief Financial Officer in SFA, held 0.48% interest in SFHL; and is our Finance Manager.

The company will make settlement with issuance of 8,232,038 new restricted Common Stock and the acquisition is targeted to accomplish before end of February 28, 2023.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2022, and events which occurred subsequently but were not recognized in the financial statements. During the year, there was no subsequent event that required recognition or disclosure.

