Form 10-Q
period 2023-03-31
ASIAFIN HOLDINGS CORP.
filed 2023-05-22
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-56421

ASIAFIN HOLDINGS CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	7389	37-1950147
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Suite 30.02, 30th Floor, Menara KH (Promet),
Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.
(Address of principal executive offices, including zip code)

+(60)3 2148 7170
(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2023
Common Stock, $0.0001 par value	81,551,838

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of March 31, 2023	As of December 31, 2022
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	$1,647,733	$1,580,170
Trade receivables, net	463,761	676,396
Prepayment, deposits and other receivables	90,406	202,414
Tax assets	549,319	539,096
Total current assets	$2,751,219	$2,998,076

Non-current Assets
Right-of-use assets, net	$111,752	$134,807
Property, plant and equipment, net	572,176	585,816
Deferred income tax assets	869	873
Investment in associates	8,616	8,657
Total non-current assets	$693,413	$730,153

TOTAL ASSETS	$3,444,632	$3,728,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$809,959	$749,316
Trade payable	65,197	24,736
Income tax payable	206,643	207,589
Amount due to director	265,441	283,703
Amount due to related parties	1,495	1,678
Hire purchase – current portion	11,650	11,601
Lease liability – current portion	81,687	84,361
Deferred tax liability	3,243	3,258
Total current liabilities	$1,445,315	$1,366,242

Non-current liabilities
Hire purchase – non-current portion	$1,981	$4,954
Lease liability – non-current portion	30,065	50,446
Deferred tax liabilities	6,007	6,034
Total non-current liabilities	$38,053	$61,434

TOTAL LIABILITIES	$1,483,368	$1,427,676

STOCKHOLDERS’ DEFICIT
Common stock	$8,155	$8,155
Additional paid-in capital	10,467,687	10,467,687
Accumulated other comprehensive loss	(265,321)	(260,052)
Accumulated deficit	(8,249,257)	(7,915,237)

TOTAL STOCKHOLDERS’ DEFICIT	$1,961,264	$2,300,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,444,632	$3,728,229

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended March 31, 2023	Three months ended March 31, 2022

REVENUE	474,802	$-

COST OF REVENUE	(53,662)	-

GROSS PROFIT	421,140	$-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(755,160)	$(6,123)

LOSS BEFORE INCOME TAX	(334,020)	$(6,123)

INCOME TAX PROVISION	-	(241)

NET LOSS	(334,020)	$(6,364)

Other comprehensive income:
- Foreign currency translation loss	(5,269)	-

TOTAL COMPREHENSIVE LOSS	(339,289)	$(6,364)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	81,551,838	$73,319,800

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2021	73,319,800	$7,332	$1,413,268	$(451,870)	$-	$968,730
Net loss for the period	-	-	-	(6,364)	-	(6,364)
Balance as of March 31, 2022	73,319,800	$7,332	$1,413,268	$(458,234)	$-	$962,366

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	73,319,800	$7,332	$1,413,268	$(7,915,237)	$(260,052)	$2,300,553
Issuance of share for acquisition of StarFIN Holdings Limited on February 23, 2023	8,232,038	823	9,054,419	-	-	-
Net loss for the period	-	-	-	(334,020)	-	(334,020)
Foreign currency translation	-	-	-	-	(5,269)	(5,269)
Balance as of March 31, 2023	81,551,838	$8,155	$10,467,687	$(8,249,257)	$(265,321)	$1,961,264

See accompanying notes to unaudited condensed consolidated financial statements

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(334,020)	$(6,364)

Adjustments to reconcile net profit to net cash used in operating activities:
Change in operating lease ROU assets	44,985	-

Changes in operating assets and liabilities:
Account payable	40,862	(4,200)
Account receivable	210,521	-
Prepayment, deposits and other receivables	114,166	-
Other payables and accrued liabilities	287,725	(6,200)
Deferred revenue	161,643	-
Tax assets	(12,811)	-
Change in lease liability	(22,588)	-

Net cash provided by/(used in) operating activities	$490,483	$(16,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,395)	-

Net cash used in investing activities	$(11,395)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to director	(17,077)	-
Repayment of hire purchase	(2,866)	-
Advances to related companies	(177)	-
Dividend paid	(387,076)	-

Net cash used in financing activities	$(407,196)	$-

Effect of exchange rate changes on cash and cash equivalents	$(4,329)	$-

Net increase in cash and cash equivalents	$67,563	$(16,764)
Cash and cash equivalents, beginning of year	1,580,170	980,681

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,647,733	$963,917

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$241
Cash paid for interest paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

AsiaFIN Holdings Corp. (“the Company”) was incorporated under the jurisdiction of Nevada on June 14, 2019. The Company, through its wholly owned subsidiaries, provides information technology services. Details of the Company’s subsidiaries and associate:

No.	Subsidiary Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	AsiaFIN Holdings Corp.	Labuan at July 15, 2019	1 shares of common stock	Investment holding company

2	AsiaFIN Holdings Limited	Hong Kong at July 5, 2019	1 shares of common stock	Investment holding company

3	StarFIN Holdings Limited	British Virgin Island at August 19, 2021	10,000 shares of common stock	Investment holding company

4	StarFIN Asia Sdn Bhd	Malaysia at May 24, 2018	11,400,102 shares of common stock	Investment holding company

5	OrangeFIN Academy Sdn Bhd	Malaysia at February 2, 2000	100,000 shares of common stock	Provision of business system integration and management services
`
6	Insite MY Systems Sdn Bhd	Malaysia at January 18, 2000	500,000 shares of common stock	Provision of information technology services

7	Insite MY Innovations Sdn Bhd	Malaysia at January 18, 2010	540,000 shares of common stock	Provision of information technology services

8	OrangeFIN Asia Sdn Bhd	Malaysia at January 25, 2018	50,000 shares of common stock	Provision of computer programming activities and services

No.	Associate Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Murni StarFIN Sdn Bhd	Malaysia at September 9, 2022	100,000 shares of common stock	Provision of information technology services

Mr. Wong Kai Cheong is the common director of all of aforementioned companies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The accompanying financial statements include the accounts of the Company and its subsidiaries and associates. Intercompany transactions and balances were eliminated in consolidation. The Company has adopted December 31 as its fiscal year end. Below is the organization chart of the Group.

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Our deposit in Malaysia banks are secured by Perbadanan Insurans Deposit Malaysia, compensating up to a limit of Malaysia Ringgit MYR250,000 per deposit per member bank, which is equivalent to $56,923, if any of our bank fail.

Plant and Equipment

Plant and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following periods:

Asset Categories	Depreciation Periods
Renovation	over the remaining lease period
Computer Systems	4 to 5 years
Furniture and Fittings	10 years
Electrical Fittings	10 years
Handphone	5 years
Office Equipment	10 years
Motor Vehicle	5 years

Revenue recognition

The Company through subsidiaries generate multiple streams of revenues based on different business model adopted by each subsidiary through provisions of services and recognized upon customer obtained control of promised services and recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applies the following five-step model in order to determine this amount:

(i) Identify contract with customer;

(ii) Identify distinct performance obligations in contract, including promises if any;

(iii) Measurement of the transaction price, including the constraint on variable consideration;

(iv) Allocation of the transaction price to the performance obligations; and

(v) Recognition of revenue when (or as) the Company satisfies each performance obligation.

Cost of revenue

Cost of revenue includes direct costs associated with provision of services such as development costs, purchases of third-party software, maintenance fees and consultation fees.

Income tax expense

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclosed in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in Malaysia and is subject to tax in their own jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations and comprehensive income (loss).

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary maintains its books and record in Malaysia Ringgits (“MYR”), United States Dollars (“US$”) and Hong Kong Dollars (“HK$”), which is the respective functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the period three months ended March 31
	2023	2022
Period-end MYR : US$1 exchange rate	4.42	4.20
Period-average MYR : US$1 exchange rate	4.39	4.20
Period-end HK$ : US$1 exchange rate	7.75	7.83
Period-average HK$ : US$1 exchange rate	7.75	7.81

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivable, deposits and other receivables, amount due to related parties and other payables approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of March 31, 2023, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

Net Income/(Loss) per Share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Lease

The Company offices for fixed periods pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

Lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, of which is effective for the Company on January 1, 2023.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

Recently Issued Accounting Standards

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

4. TRADE RECEIVABLE

	As of March 31, 2023	As of December 31, 2022
Trade receivable, gross	$528,679	$676,396
Allowance for expected credit loss	(64,918)	-
Trade receivable, net	$463,761	$676,396

5. PREPAID EXPENSES AND DEPOSITS

	As of March 31, 2023	As of December 31, 2022
Rental deposits	$26,940	$22,976
Prepaid expenses	58,897	19,789
Other receivables	264	32,723
Other deposits	4,305	6,941
Unbilled revenue	-	119,985
Total	$90,406	$202,414

The rental deposits represent the deposit of the tenancy agreements.

Prepaid expenses include website domain, third party software maintenance and subscription, rental, employee and motor vehicle insurance.

Other receivables include deposits payment made for utility purposes, car park for director and employees.

Other deposits primarily consist of deposit made for security deposit for renovation.

6. PLANT AND EQUIPMENT

	As of March 31, 2023	As of December 31, 2022
Computer systems	$259,585	$252,276
Furniture and fittings	82,555	82,940
Electrical fittings	9,889	9,935
Handphone	49,414	49,644
Office equipment	92,863	90,807
Renovation	82,381	82,404
Motor vehicle	378,440	380,202
Investment property	418,278	420,225
Total plant and equipment	$1,373,405	$1,368,433
Less: Accumulated depreciation	(801,229)	(782,617)
Total plant and equipment	$572,176	$585,816

	For three months ended March 31, 2023	For the year ended December 31, 2022
Investment in computer systems	$8,538	$36,989
Investment in furniture and fittings	-	5,227
Investment in handphone	-	7,342
Investment in office equipment	2,494	2,275
Investment in renovation	363	7,083
Investment in investment property	-	419,711
Total investment in property and plant	$11,395	$478,627

Depreciation for the period	22,396	$93,653

For the year ended December 31, 2022, the Company acquired an investment property amounted $420,225 financed through loan from director which is unsecured, non-interest bearing and payable on demand and cash in hand.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of March 31, 2023	As of December 31, 2022
Accrued expenses	$311,097	$453,812
Other payable	80,149	35,413
Receipt in advance	418,713	260,091
Total	$809,959	$749,316

Accrued expenses consist of outstanding audit fee, employee claims and salary, service tax and miscellaneous expenses.

Other payable includes primarily service tax payable.

Receipt in advance consist of monies received from customer but have yet to satisfied performance obligation.

8. AMOUNT DUE TO DIRECTOR

StarFIN Holdings Limited – Advances from director – Mr. Wong Kai Cheong	$1,900

Amount due to director, as of December 31, 2021	1,900

Insite MY Systems Sdn Bhd – Loan from director –– Mr. Wong Kai Cheong	340,723
Insite MY Systems Sdn Bhd – Repayment to director –– Mr. Wong Kai Cheong	(54,204)
Insite MY Systems Sdn Bhd – Claims from director –– Mr. Wong Kai Cheong	(2,009)

OrangeFIN Academy Sdn Bhd – Claims from director – Mr. Wong Kai Cheong	679

Insite MY Innovations Sdn Bhd – Advances to director – Mr. Hoo Swee Ping	(6,058)
Insite MY Innovations Sdn Bhd - Advances from director – Mr. Hoo Swee Ping	2,272

StarFIN Holdings Limtied – Advances from director – Mr. Wong Kai Cheong	2,000
StarFIN Holdings Limtied – Advances from director – Mr. Hoo Swee Ping	300

Amount due to director, as of December 31, 2022	283,703

Insite MY Systems Sdn Bhd – Repayment to director – Mr. Wong Kai Cheong	(17,077)
Foreign currency translation	(1,185)

Amount due to director, as of March 31, 2023	265,441

Aforementioned amount is unsecured, non-interest bearing and payable on demand.

9. AMOUNT DUE TO A RELATED PARTIES

As of March 31, 2023 and December 31, 2022, the Company has an outstanding amount due to a number of related companies with common director and shareholder pertaining to miscellaneous expenses made by these related parties on behalf in aggregate amounted $1,495 and $1,678, respectively.

Aforementioned amount is unsecured, non-interest bearing and payable on demand.

For the three months ended March 31, 2023, the Company has paid $24,202 to Ms. Tan Siew Meng, spouse of our Chief Executive Officer, Mr. Wong Kai Cheong pertaining to leasing of office space.

10. HIRE PURCHASE

The outstanding balance of hire purchase loan as of December 31, 2022 and March 31, 2023 can be summarized as follow:

As of December 31, 2020	$40,332
Acquisition of new motor vehicle	36,006
Repayment of hire purchase loan for the year ended December 31, 2021	(47,024)
As of December 31, 2021	$29,314
Repayment of hire purchase loan for the year ended December 31, 2022	(11,172)
Foreign currency translation difference	(1,587)
As of December 31, 2022	$16,555
Repayment of hire purchase loan for the three months ended March 31, 2023	(2,866)
Foreign currency translation difference	(58)
As of March 31, 2023	$(13,631)

On April 30, 2021, the Company acquired a motor vehicle amounted $69,148 financed by $36,006 hire purchase loan for 36 months at a fixed flat rate of 1.88% per annum with first installment commencing June 5, 2021 and monthly installment amounted approximately $1,063. Remaining balance finance through cash in hand.

Maturities of the loan for each of the two years and thereafter are as follows:

Year ending December 31
2023	$8,699
2024	$4,932
Total	$13,631

11. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of December 31, 2020	$152,685
Amortization for the year ended December 31, 2021	(87,327)
Balance as of December 31, 2021	$65,358
Recognition of new lease	163,956
Amortization for the year ended December 31, 2022	(90,886)
Adjustment for foreign currency translation difference	(3,621)
Balance as of December 31, 2022	$134,807
Amortization for the three months ended March 31, 2023	(22,588)
Adjustment for foreign currency translation difference	(467)
Balance as of March 31, 2023	$111,752

Lease Liability
Balance as of December 31, 2020	$152,685
Imputed interest for the year ended December 31, 2021	5,369
Gross repayment for the year ended December 31, 2021	(92,696)
Balance as of December 31, 2021	$65,358
Recognition of new lease	163,956
Imputed interest for the year ended December 31, 2022	4,212
Gross repayment for the year ended December 31, 2022	(95,098)
Adjustment for foreign currency translation difference	(3,621)
Balance as of December 31, 2022	$134,807
Imputed interest for three months ended March 31, 2023	1,614
Gross repayment for three months ended March 31, 2023	(24,202)
Adjustment for foreign currency translation difference	(467)
Balance as of March 31, 2023	111,752

Lease liability current portion	81,687
Lease liability non-current portion	$30,065

Other information:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$24,202	$-
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	1.35	-
Weighted average discount rate for operating lease	5.40%	-%

12. CONCENTRATION OF RISK

(a)	Major Customers

For the three months ended March 31, 2023, the Company generated total revenue of $474,802, of which four customers accounted for more than 10% of the Company’s total revenue. For the three months ended March 31, 2022, the Company does not generate any revenue and hence there was no customer accounted for more than 10% of the Company’s revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the three months ended March 31
	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer A	$97,543	$-	21%	-%	$-	$-
Customer B	78,464	-	17%	-%	207,487	-
Customer C	72,861	-	15%	-%	-	-
Customer D	54,145	-	11%	-%	56,991	-
Others	171,789	-	36%	-%	264,201	-
Total	$474,802	$-	100%	-%	$528,679	$-

(b)	Major Suppliers

For the three months ended March 31, 2023, the Company incurred cost of revenue of $53,662, of which four suppliers accounted for more than 10% of the Company’s cost of revenue. For the three months ended March 31, 2022, the Company does not incur any cost of revenue and hence there was no supplier accounted for more than 10% of the Company’s cost of revenue. The suppliers who accounted for more than 10% of the Company’s cost of revenue and its outstanding payable balance at period-end is presented below:

	For the three months ended March 31
	2023	2022	2023	2022	2023	2022
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Supplier A	$23,877	$-	44%	-%	$20,199	$-
Supplier B	13,422	-	25%	-%	40,715	-
Supplier C	7,286	-	14%	-%	-	-
Supplier D	6,831	-	13%	-%	-	-
Others	2,246	-	4%	-%	4,283	-
Total	$53,662	$-	100%	-%	$65,197	$-

Our Chief Executive Officer, Mr. Wong Kai Cheong is a majority shareholder of Supplier A.

13. INCOME TAXES

The loss before income taxes of the Company for the three months ended March 31, 2023 and 2022 were comprised of the following:

	For the three months ended March 31
	2023	2022
Tax jurisdictions from:
- Local	$(121,039)	$(6,086)
- Foreign, representing:
Hong Kong	(10,189)	(2,450)
British Virginia Island (non-taxable jurisdiction)	(300)	-
Labuan, Malaysia (non-taxable jurisdiction)	2,031	2,413
Malaysia	(204,523)	-
Income before income taxes	$(334,020)	$(6,123)

Provision for income taxes consisted of the following:

	For the three months ended March 31
	2023	2022
Current:
- Local	$-	$-
- Foreign	$-	$-

Deferred tax assets:
- Local	$-	$-
- Foreign	$550,188	$-

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$9,250	$-

Income tax payable:
- Local	$-	$-
- Foreign	$206,643	$-

All Malaysia companies are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2022 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $567,872) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 600,000 (approximately $136,289) taxable profit with the remaining balance being taxed at 24%.

14. DIVIDEND

For the year ended December 31, 2022, Insite MY Innovations Sdn Bhd and Insite MY Systems Sdn Bhd, passed a board resolution for declaration of dividend amounted MYR1,700,000 (approximately $385,680) and MYR4,294,000 (approximately $974,182), respectively to StarFIN Asia Sdn Bhd. Subsequently, StarFIN Asia Sdn Bhd passed a board resolution for declaration of dividend amounted MYR5,794,000 to Mr. Wong Kai Cheong and Mr. Hoo Swee Ping, before acquired by StarFIN Holdings Limited on January 20, 2023.

No dividend was declared for the three months ended March 31, 2023.

15. FOREIGN CURRENCY EXCHANGE RATE

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate post higher or lower income depending on exchange rate converted into US$ at the end of the financial year. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

16. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has single reportable segment based on business unit, information technology business and two reportable segments based on country, Malaysia and Non-Malaysia.

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

	For the Three Months Ended and As of March 31, 2023
By Business Unit	Information Technology Business	Total
Revenue	$474,802	$474,802

Cost of revenue	(53,662)	(53,662)

Gross profit	$421,140	$421,140

Selling, general and administrative expenses and other income	(755,160)	(755,160)

Loss from operations	(334,020)	(334,020)

Total assets	$3,444,632	$3,444,632
Capital expenditure	$11,395	$11,395

	For the Three Months Ended and As of March 31, 2023
By Country	Malaysia	Non-Malaysia	Total
Revenue	$474,802	$-	$474,802

Cost of revenue	(53,662)	-	(53,662)

Gross profit	$421,140	$-	$421,140

Selling, general and administrative expenses and other income	(631,663)	(123,497)	(755,160)

Loss from operations	(210,523)	(123,497)	(334,020)

Total assets	$2,708,958	$735,674	$3,444,632
Capital expenditure	$11,395	$-	$11,395

	For the Three Months Ended and As of March 31, 2022
By Business Unit	Information Technology Business	Total
Revenue	$-	$-

Cost of revenue	-	-

Gross profit	$-	$-

General and administrative expenses and other income	(6,123)	(6,123)

Loss from operations	(6,123)	(6,123)

Total assets	$965,166	$965,166
Capital expenditure	$-	$-

	For the Three Months Ended and As of March 31, 2022
By Country	Malaysia	Non-Malaysia	Total
Revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	$-	$-	$-

General and administrative expenses and other income	-	(6,123)	(6,123)

Loss from operations	-	(6,123)	(6,123)

Total assets	$-	$965,166	$965,166
Capital expenditure	$-	$-	$-

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023 up through the date the Company presented these unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated February 16, 2023, for the year ended December 31, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on March 19, 2021, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Our Company offer range of system solutions in Payment Processing, Robotic Process Automation (RPA), and Regulatory Technology (RegTech) to financial institutions, regulatory agencies, professional service providers and private enterprises from various industries, with existing client in the Asia region with over 60 key bank customers on payment processing and our Robotic Process Automation solution company has more than 100 customers in Asia. Our solutions includes:

Payment Processing

We have our own web-based payment processing system for check clearing used in central banks, financial institutions and payment system providers. This image-based check truncation system (CTS) is similar to the one used in the United States of America, under the CHECK21 standards. Our CTS systems are sold in Malaysia, Singapore, Indonesia, Philippines, Myanmar, Thailand, Pakistan and Bangladesh.

We also have a ISO20022 compliant payment gateway solutions for central bank and financial institutions that is capable of supporting the Straight Through Processing (STP) of all types of payment transactions (including SWIFT, Real-Time Gross Settlement (RTGS), GIRO (NACHA standards) and FAST payment and extendable to interface with various types of payment gateways. Our STP payment gateway are sold in Malaysia, Myanmar and Indonesia.

RegTech

We have a regulatory and financial reporting (RegTech) system which conform to XBRL reporting standards and other compliance reporting required by Regulatory agencies such as Central Bank, Securities Commission, Tax Authority Department and Companies Registry. Our reporting platform covers financial statistic reporting, credit risk exposure and analysis, risk management reports, FATCA & CRS reporting, external sector reporting, Goods and Services Tax (GST) reporting for reporting entities. We have more than 20 financial institutions using our platform.

Robotic Process Automation

We have our own Artificial Intelligent (AI) based, Robotic Process Automation Software (RPA) solutions for financial institutions, large corporations and small medium enterprises. RPA utilises software Robots for the automation of mundane, labour intensive, manual computer operations. Robots are utilized for the processes where it helps to reduce operational costs and also costs arising from human error. Our system automate the capturing of customer information from identity cards, passports and other identification peripherals. Our solution automatically extract data from customers’ identity card, passport, etc. and immediately fill-in the forms, eliminating the friction and errors caused by manual input, through Intelligent Character Recognition technology and other AI based technologies. Information extracted from an official identification document will then be checked against existing financial institutions database for regulatory screening in Internal Blacklist Check, Anti Money Laundering, Credit Scoring Check, FATCA, Common Reporting Standard (CRS) and ESG reporting, etc.

Results of operations

Three months ended March 31, 2023 and 2022

Revenues

For the three months ended March 31, 2023, the Company generated revenue in the amount of $474,802. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the three months ended March 31, 2022, the Company does not generate any revenue.

Selling, General and Administrative Expenses

For the three months ended March 31, 2023, the Company had selling, general and administrative expenses in the amount of $755,160. These were primarily comprised of salary expenses, audit fees, insurance and other professional fees.

For the three months ended March 31, 2022, the Company had general and administrative expenses in the amount of $6,123. These were primarily comprised of audit fees and other professional fees.

The significant increase of the general and administrative expenses was the result of the significant increase in salary expenses as the Company hired more employees to expand their business.

Net Loss

For the three months ended March 31, 2023, the Company has incurred a net loss of $334,020.

For the three months ended March 31, 2022, the Company has incurred a net loss of $6,364.

Liquidity and Capital Resources

Three months ended March 31, 2023 and 2022

Cash Used In Operating Activities

For the three months ended March 31, 2023, the Company has received $490,483 provided by operating activity, of which primarily consist of increase in account payable, decrease in account receivable, decrease in prepayment, deposits and other receivables, increase in other payables and accrued liabilities, increase in deferred revenue contra by net loss, decrease in tax assets and reduction in lease liability.

For the three months ended March 31, 2022, the Company has used $16,764 in operating activity, of which primarily consist of net loss, decrease in account payable and decrease in other payables and accrued liabilities.

Cash Used In Investing Activities

For the three months ended March 31, 2023 and 2022, the Company has invested $11,395 and $0 in investing activities, respectively for the acquisition of computer systems and office equipment.

Cash Provided by Financing Activities

For the three months ended March 31, 2023, the Company has used $407,196 in financing activity, primarily consist of advances to director and dividend paid.

For the three months ended March 31, 2022, the Company did not receive nor used any cash in financing activity.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2023.

Contractual Obligations

As a smaller reporting company, we are not required to provide the aforementioned information.

Critical Accounting Policies

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of March 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ending March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not subjected to nor engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition. Further, there are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer and principal accounting officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer and principal accounting officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaFIN Holdings Corp.
(Name of Registrant)

Date: May 19, 2023	By:	/s/ Wong Kai Cheong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: May 19, 2023	By:	/s/ Cham Hui Yin
	Title:	Finance Manager
(Principal Financial Officer and Principal Accounting Officer)

-8-