Form 10-Q/A
period 2023-03-31
ASIAFIN HOLDINGS CORP.
filed 2023-08-14
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022 (audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of March 31, 2023	As of December 31, 2022
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	$1,647,733	$874,690
Trade receivables, net	463,761	-
Prepayment, deposits and other receivables	90,406	3,000
Tax assets	549,319	-
Total current assets	$2,751,219	$877,690

Non-current Assets
Right-of-use assets, net	$111,752	$-
Property, plant and equipment, net	572,176	-
Deferred income tax assets	869	-
Investment in associates	8,616	-
Total non-current assets	$693,413	$-

TOTAL ASSETS	$3,444,632	$877,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$809,959	$17,805
Trade payable	65,197	3,357
Income tax payable	206,643	-
Amount due to director	265,441	-
Amount due to related parties	1,495	-
Hire purchase – current portion	11,650	-
Lease liability – current portion	81,687	-
Total current liabilities	$1,442,072	$21,162

Non-current liabilities
Hire purchase – non-current portion	$1,981	$-
Lease liability – non-current portion	30,065	-
Deferred tax liabilities	9,250	-
Total non-current liabilities	$41,296	$-

TOTAL LIABILITIES	$1,483,368	$21,162

STOCKHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 81,551,838 and 73,319,800 shares issued and outstanding as of March 31, 2023 and December 31, 2022	8,155	7,332
Additional paid-in capital	10,467,687	1,413,268
Accumulated other comprehensive loss	(264,705)	-
Accumulated deficit	(8,249,873)	(564,072)

TOTAL STOCKHOLDERS’ DEFICIT	$1,961,264	$856,528

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,444,632	$877,690

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended March 31, 2023	Three months ended March 31, 2022

REVENUE	474,802	$-

COST OF REVENUE	(53,662)	-

GROSS PROFIT	421,140	$-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(755,776)	$(6,123)

LOSS BEFORE INCOME TAX	(334,636)	$(6,123)

INCOME TAX PROVISION	-	(241)

NET LOSS	(334,636)	$(6,364)

Other comprehensive income:
- Foreign currency translation loss	(4,653)	-

TOTAL COMPREHENSIVE LOSS	(339,289)	$(6,364)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	76,612,615	$73,319,800

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2021	73,319,800	$7,332	$1,413,268	$(451,870)	$-	$968,730
Net loss for the period	-	-	-	(6,364)	-	(6,364)
Balance as of March 31, 2022	73,319,800	$7,332	$1,413,268	$(458,234)	$-	$962,366

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	73,319,800	$7,332	$1,413,268	$(564,072)	$-	$856,528
Issuance of share for acquisition of StarFIN Holdings Limited on February 23, 2023	8,232,038	823	9,054,419	(7,351,165)	(260,052)	1,444,025
Net loss for the period	-	-	-	(334,636)	-	(334,636)
Foreign currency translation	-	-	-	-	(4,653)	(4,653)
Balance as of March 31, 2023	81,551,838	$8,155	$10,467,687	$(8,249,873)	$(264,705)	$1,961,264

See accompanying notes to unaudited condensed consolidated financial statements

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(334,636)	$(6,364)

Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation and amortisation	44,985	-

Changes in operating assets and liabilities:
Account payable	40,862	(4,200)
Account receivable	210,521	-
Prepayment, deposits and other receivables	114,166	-
Other payables and accrued liabilities	287,725	(6,200)
Deferred revenue	161,643	-
Tax assets	(12,811)	-
Change in lease liability	(22,588)	-

Net cash provided by/(used in) operating activities	$489,867	$(16,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,395)	-

Net cash used in investing activities	$(11,395)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to director	(17,077)	-
Repayment of hire purchase	(2,866)	-
Advances to related companies	(177)	-
Dividend paid	(387,076)	-

Net cash used in financing activities	$(407,196)	$-

Effect of exchange rate changes on cash and cash equivalents	$(3,713)	$-

Net increase in cash and cash equivalents	$67,563	$(16,764)
Cash and cash equivalents, beginning of year	1,580,170	980,681

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,647,733	$963,917

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$21,972	$241
Cash paid for interest paid	$-	$-

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

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet information as of December 31, 2022 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 16, 2023. These financial statements should be read in conjunction with that report.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiaries which the Company controls and entities for which the Company is the primary beneficiary. For those consolidated subsidiaries where the Company’s ownership is less than 100%, the outside shareholders’ interests are shown as noncontrolling interests in equity. Acquired businesses are included in the consolidated financial statements from the date on which control is transferred to the Company. Subsidiaries are deconsolidated from the date that control ceases. All inter-company accounts and transactions have been eliminated in consolidation.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following periods:

Asset Categories	Depreciation Periods
Renovation	over the remaining lease period
Computer Systems	4 to 5 years
Furniture and Fittings	10 years
Electrical Fittings	10 years
Handphone	5 years
Office Equipment	10 years
Motor Vehicle	5 years
Property	50 years

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

3. BUSINESS COMBINATIONS

On January 23, 2023, the Company acquired 100% equity interest in StarFIN Holdings Limited and its subsidiaries which offers a range of system solutions services naming from Payment Processing, Robotic Process Automation (RPA), and Regulatory Technology (RegTech) services through its wholly owned subsidiaries, which are StarFIN Asia Sdn Bhd., OrangeFIN Asia Sdn. Bhd., OrangeFIN Academy Sdn. Bhd., Insite MY Innovations Sdn. Bhd., and Insite MY Systems Sdn. Bhd.

The acquisition of SFHL has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values.

4. TRADE RECEIVABLE

	As of March 31, 2023	As of December 31, 2022
Trade receivable, gross	$528,679	$-
Allowance for expected credit loss	(64,918)	-
Trade receivable, net	$463,761	$-

5. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	As of March 31, 2023	As of December 31, 2022
Rental deposits	$26,940	$-
Prepaid expenses	58,897	-
Other receivables	264	3,000
Other deposits	4,305	-
Unbilled revenue	-	-
Total	$90,406	$3,000

The rental deposits represent the deposit of the tenancy agreements.

Prepaid expenses include website domain, third party software maintenance and subscription, rental, employee and motor vehicle insurance.

Other receivables include deposits payment made for utility purposes, car park for director and employees.

Other deposits primarily consist of deposit made for security deposit for renovation.

6. PROPERTY, PLANT AND EQUIPMENT, NET

	As of March 31, 2023	As of December 31, 2022
Computer systems	$259,585	$-
Furniture and fittings	82,555	-
Electrical fittings	9,889	-
Handphone	49,414	-
Office equipment	92,863	-
Renovation	82,381	-
Motor vehicle	378,440	-
Property	418,278	-
Total property, plant and equipment	$1,373,405	$-
Less: Accumulated depreciation	(801,229)	-
Total property, plant and equipment, net	$572,176	$-

	For three months ended March 31, 2023	For the year ended December 31, 2022
Investment in computer systems	$8,538	$-
Investment in furniture and fittings	-	-
Investment in handphone	-	-
Investment in office equipment	2,494	-
Investment in renovation	363	-
Investment in property	-	-
Total investment in property and plant	$11,395	$-

Depreciation for the period	22,396	$-

For the year ended December 31, 2022, the Company acquired a property amounted $420,225 financed through loan from director which is unsecured, non-interest bearing and payable on demand and cash in hand.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of March 31, 2023	As of December 31, 2022
Accrued expenses	$311,097	$17,805
Other payable	80,149	-
Receipt in advance	418,713	-
Total	$809,959	$17,805

Accrued expenses consist of outstanding audit fee, employee claims and salary, service tax and miscellaneous expenses.

Other payable includes primarily service tax payable.

Receipt in advance consist of monies received from customer but have yet to satisfied performance obligation.

8. AMOUNT DUE TO DIRECTOR

As of March 31, 2023, the company had an outstanding amount due to director amounted $265,441, mainly consist of a loan from Mr. Wong Kai Cheng for the acquisition of property.

Aforementioned amount is unsecured, non-interest bearing and payable on demand.

9. AMOUNT DUE TO A RELATED PARTIES

As of March 31, 2023, the Company has an outstanding amount due to a number of related companies with common director and shareholder pertaining to miscellaneous expenses made by these related parties on behalf in aggregate amounted $1,495.

Aforementioned amount is unsecured, non-interest bearing and payable on demand.

For the three months ended March 31, 2023, the Company has paid $24,202 to Ms. Tan Siew Meng, spouse of our Chief Executive Officer, Mr. Wong Kai Cheong pertaining to leasing of office space.

10. HIRE PURCHASE

On April 30, 2021, the Company through subsidiary acquired a motor vehicle amounted $69,148 financed by $36,006 hire purchase loan for 36 months at a fixed flat rate of 1.88% per annum with first installment commencing June 5, 2021 and monthly installment amounted approximately $1,063. Remaining balance finance through cash in hand.

For the three months ended March 31, 2023, the Company repaid $2,866 in hire purchase loan with an outstanding $13,631 as of March 31, 2023.

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

Our Chief Executive Officer, Mr. Wong Kai Cheong is a majority shareholder of Supplier A.

13. INCOME TAXES

The loss before income taxes of the Company for the three months ended March 31, 2023 and 2022 were comprised of the following:

	For the three months ended March 31
	2023	2022
Tax jurisdictions from:
- Local	$(121,039)	$(6,086)
- Foreign, representing:
Hong Kong	(10,189)	(2,450)
British Virginia Island (non-taxable jurisdiction)	(300)	-
Labuan, Malaysia (non-taxable jurisdiction)	2,031	2,413
Malaysia	(205,139)	-
Income before income taxes	$(334,636)	$(6,123)

Provision for income taxes consisted of the following:

	For the three months ended March 31
	2023	2022
Current:
- Local	$-	$-
- Foreign	$-	$-

Deferred tax assets:
- Local	$-	$-
- Foreign	$549,319	$-

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$9,250	$-

Income tax payable:
- Local	$-	$-
- Foreign	$206,643	$-

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

	For the Three Months Ended and As of March 31, 2023
By Business Unit	Information Technology Business	Total
Revenue	$474,802	$474,802

Cost of revenue	(53,662)	(53,662)

Gross profit	$421,140	$421,140

Selling, general and administrative expenses and other income	(755,776)	(755,776)

Loss from operations	(334,636)	(334,636)

Total assets	$3,444,632	$3,444,632
Capital expenditure	$11,395	$11,395

	For the Three Months Ended and As of March 31, 2023
By Country	Malaysia	Non-Malaysia	Total
Revenue	$474,802	$-	$474,802

Cost of revenue	(53,662)	-	(53,662)

Gross profit	$421,140	$-	$421,140

Selling, general and administrative expenses and other income	(632,279)	(123,497)	(755,776)

Loss from operations	(211,139)	(123,497)	(334,636)

Total assets	$2,708,958	$735,674	$3,444,632
Capital expenditure	$11,395	$-	$11,395

	For the Three Months Ended and As of March 31, 2022
By Business Unit	Information Technology Business	Total
Revenue	$-	$-

Cost of revenue	-	-

Gross profit	$-	$-

General and administrative expenses and other income	(6,123)	(6,123)

Loss from operations	(6,123)	(6,123)

Total assets	$965,166	$965,166
Capital expenditure	$-	$-

	For the Three Months Ended and As of March 31, 2022
By Country	Malaysia	Non-Malaysia	Total
Revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	$-	$-	$-

General and administrative expenses and other income	-	(6,123)	(6,123)

Loss from operations	-	(6,123)	(6,123)

Total assets	$-	$965,166	$965,166
Capital expenditure	$-	$-	$-

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

Selling, General and Administrative Expenses

For the three months ended March 31, 2023, the Company had selling, general and administrative expenses in the amount of $755,776. These were primarily comprised of salary expenses, audit fees, insurance and other professional fees.

For the three months ended March 31, 2022, the Company had general and administrative expenses in the amount of $6,123. These were primarily comprised of audit fees and other professional fees.

The significant increase of the general and administrative expenses was the result of the significant increase in salary expenses as the Company hired more employees to expand their business.

Net Loss

For the three months ended March 31, 2023, the Company has incurred a net loss of $334,636.

For the three months ended March 31, 2022, the Company has incurred a net loss of $6,364.

Liquidity and Capital Resources

Three months ended March 31, 2023 and 2022

Cash Used In Operating Activities

For the three months ended March 31, 2023, the Company has received $489,867 provided by operating activity, of which primarily consist of increase in account payable, decrease in account receivable, decrease in prepayment, deposits and other receivables, increase in other payables and accrued liabilities, increase in deferred revenue contra by net loss, decrease in tax assets and reduction in lease liability.

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

AsiaFIN Holdings Corp.
(Name of Registrant)

Date: August 14, 2023	By:	/s/ Wong Kai Cheong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Cham Hui Yin
	Title:	Finance Manager
(Principal Financial Officer and Principal Accounting Officer)

-8-