Form 10-Q
period 2023-09-30
ASIAFIN HOLDINGS CORP.
filed 2023-11-13
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2023
Common Stock, $0.0001 par value	81,551,838

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of September 30, 2023	As of December 31, 2022
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	$1,173,790	$874,690
Trade receivables, net	530,241	-
Prepayment, deposits and other receivables	139,816	3,000
Tax assets	243,227	-
Total current assets	$2,087,074	$877,690

Non-current Assets
Right-of-use assets, net	$79,907	$-
Property, plant and equipment, net	519,963	-
Deferred income tax assets	819	-
Investment in associates	7,968	-
Total non-current assets	$608,657	$-

TOTAL ASSETS	$2,695,731	$877,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$549,907	$17,805
Trade payable	22,556	3,357
Income tax payable	3,357	-
Amount due to director	221,038	-
Amount due to related parties	978	-
Hire purchase – current portion	7,406	-
Lease liability – current portion	74,204	-
Total current liabilities	$879,446	$21,162

Non-current liabilities
Lease liability – non-current portion	5,703	-
Deferred tax liabilities	12,824	-
Total non-current liabilities	$18,527	$-

TOTAL LIABILITIES	$897,973	$21,162

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 81,551,838 and 73,319,800 shares issued and outstanding as of September 30, 2023 and December 31, 2022	8,155	7,332
Additional paid-in capital	10,467,687	1,413,268
Accumulated other comprehensive loss	(344,346)	-
Accumulated deficit	(8,333,541)	(564,072)
Noncontrolling interest	(197)	-

TOTAL STOCKHOLDERS’ EQUITY	$1,797,758	$856,528

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,695,731	$877,690

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUE	$695,145	$-	$1,813,426	$-

COST OF REVENUE	(33,524)	-	(147,924)	-

GROSS PROFIT	661,621	-	1,665,502	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(737,279)	(12,629)	(2,122,375)	(63,576)

LOSS FROM OPERATIONS	(75,658)	(12,629)	(456,873)	(63,576)

OTHER INCOME	1,377	2,646	8,963	9,161

LOSS BEFORE INCOME TAX	(74,281)	(9,983)	(447,910)	(54,415)

INCOME TAX PROVISION	(310)	(896)	29,409	(1,137)

NET LOSS	(74,591)	(10,879)	(418,501)	(55,552)
Net income attributable to noncontrolling interest	197	-	197	-

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF ASIAFIN HOLDINGS CORP.	(74,394)	(10,879)	(418,304)	(55,552)

Other comprehensive income:
- Foreign currency translation loss	(8,636)	-	(84,294)	-

TOTAL COMPREHENSIVE LOSS	(83,030)	(10,879)	(502,598)	(55,552)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	81,551,838	73,319,800	79,953,677	73,319,800

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2021	73,319,800	$7,332	$1,413,268	$(451,870)	$-	$968,730
Net loss for the period	-	-	-	(6,365)	-	(6,365)
Balance as of March 31, 2022	73,319,800	7,332	1,413,268	(458,235)	-	962,365
Net loss for the period	-	-	-	(38,308)	-	(38,308)
Balance as of June 30, 2022	73,319,800	$7,332	$1,413,268	$(496,543)	$-	$924,057
Net loss for the period	-	-	-	(10,879)	-	(10,879)
Balance as of September 30, 2022	73,319,800	$7,332	$1,413,268	(507,422)	-	913,178

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE LOSS	NONCONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	73,319,800	$7,332	$1,413,268	$(564,072)	$-	$-	$856,528
Issuance of share for acquisition of StarFIN Holdings Limited on February 23, 2023	8,232,038	823	9,054,419	(7,351,165)	(260,052)	-	1,444,025
Net loss for the period	-	-	-	(334,636)	-	-	(334,636)
Foreign currency translation	-	-	-	-	(4,653)	-	(4,653)
Balance as of March 31, 2023	81,551,838	8,155	10,467,687	(8,249,873)	(264,705)	-	1,961,264

Net loss for the period	-	-	-	(9,274)	-	-	(9,274)
Foreign currency translation	-	-	-	-	(71,005)	-	(71,005)
Balance as of June 30, 2023	81,551,838	$8,155	$10,467,687	$(8,259,147)	$(335,710)	$-	$1,880,985
Net loss for the period	-	-	-	(74,394)	-	(197)	(74,591)
Foreign currency translation	-	-	-	-	(8,636)	-	(8,636)
Balance as of September 30, 2023	81,551,838	$8,155	$10,467,687	$(8,333,541)	$(344,346)	$(197)	$1,797,758

See accompanying notes to unaudited condensed consolidated financial statements

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(418,304)	$(55,552)
Minority interest	(197)	-
Share of loss from operation of associate	154	-

Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation and amortization	125,937	-

Changes in operating assets and liabilities:
Account payable	(660)	(4,200)
Account receivable	104,750	-
Prepayment, deposits and other receivables	54,214	(1,751)
Other payables and accrued liabilities	(223,644)	(3,200)
Deferred revenue	63,123	-
Tax assets	73,277	-
Deferred income tax assets	4,257	-
Income tax payable	-	896
Change in lease liability	(65,252)	-

Net cash used in operating activities	$(282,345)	$(63,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(30,320)	-
Net cash used in financing activities	$(30,320)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to director	(46,724)	-
Repayment of hire purchase	(8,405)	-
Advances to related companies	(617)	-
Net cash used in financing activities	$(55,746)	$-

Effect of exchange rate changes on cash and cash equivalents	$(37,969)	$-

Net changes in cash and cash equivalents	$(406,380)	$(63,807)
Cash and cash equivalents, beginning of year	1,580,170	980,681

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,173,790	$916,874

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$56,576	$241
Cash paid for interest paid	$334	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

AsiaFIN Holdings Corp. (“the Company”) was incorporated under the jurisdiction of Nevada on June 14, 2019. The Company, through its wholly owned subsidiaries, provides information technology services. Details of the Company’s subsidiaries and associate:

No.	Subsidiary Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	AsiaFIN Holdings Corp.	Labuan at July 15, 2019	1 shares of common stock	Investment holding company

2	AsiaFIN Holdings Limited	Hong Kong at July 5, 2019	1 shares of common stock	Investment holding company

3	StarFIN Holdings Limited	British Virgin Island at August 19, 2021	10,000 shares of common stock	Investment holding company

4	Insite MY Holdings Sdn Bhd (FKA StarFIN Asia Sdn Bhd)	Malaysia at May 24, 2018	11,400,102 shares of common stock	Investment holding company

5	OrangeFIN Academy Sdn Bhd (FKA Insite MY.Com Sdn Bhd)	Malaysia at February 2, 2000	100,000 shares of common stock	Provision of business system integration and management services
`
6	Insite MY Systems Sdn Bhd	Malaysia at January 18, 2000	500,000 shares of common stock	Provision of information technology services

7	Insite MY Innovations Sdn Bhd	Malaysia at January 18, 2010	540,000 shares of common stock	Provision of information technology services

8	OrangeFIN Asia Sdn Bhd	Malaysia at January 25, 2018	50,000 shares of common stock	Provision of computer programming activities and services

9	TellUS Report Sdn Bhd	Malaysia at September 22, 2023	60 shares of common stock	Provision of information technology services

No.	Associate Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Murni StarFIN Sdn Bhd	Malaysia at September 9, 2022	100,000 shares of common stock	Provision of information technology services

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

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet information as of December 31, 2022 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 16, 2023. These financial statements should be read in conjunction with that report.

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

Our deposit in Malaysia banks are secured by Perbadanan Insurans Deposit Malaysia, compensating up to a limit of Malaysia Ringgit MYR250,000 per deposit per member bank, which is equivalent to $53,191, if any of our bank fail.

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

As reflected in the accompanying financial statements, for the nine months ended September 30, 2023, the Company incurred a net loss of $418,304 and negative operating cash flow of $282,345. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended September 30
	2023	2022
Period-end MYR : US$1 exchange rate	4.70	4.53
Period-average MYR : US$1 exchange rate	4.53	4.35
Period-end HK$ : US$1 exchange rate	7.75	7.85
Period-average HK$ : US$1 exchange rate	7.75	7.84

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

As of September 30, 2023, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

Net Income/(Loss) per Share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share”. Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Acquisition Agreement

The acquisition of StarFIN Holdings Limited. (“SFHL”) has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values.

The allocation of the purchase price has been prepared based on preliminary estimates of fair values. However, actual amounts recorded upon the finalization of estimates of fair values may differ from the information presented in these unaudited pro forma condensed combined consolidated financial statements. The Company estimates of the fair values of the assets and liabilities of SFHL have been combined with the recorded values of the assets and liabilities of SFHL in the audited condensed combined financial information, goodwill was immediately impaired upon recognition.

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

3. BUSINESS COMBINATIONS

On December 22, 2022, the Company acquired 100% equity interest in StarFIN Holdings Limited in exchange, the Company issue 8,232,038 restricted shares of the Company’s common stock, valued at $9,055,242. The consideration was derived from an agreed valuation of SFHL at $9,055,242. The acquisition was consummated on January 20, 2023.

The acquisition of SFHL has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values.

The allocation of the purchase price has been prepared based on preliminary estimates of fair values. However, actual amounts recorded upon the finalization of estimates of fair values may differ from the information presented in these unaudited pro forma condensed combined consolidated financial statements. The Company estimates of the fair values of the assets and liabilities of SFHL have been combined with the recorded values of the assets and liabilities of SFHL in the audited condensed combined financial information, goodwill was immediately impaired upon recognition. Allocation of the purchase price is summarized below:

Cash and cash equivalents	$705,480
Trade receivables, net	676,396
Deposits paid, prepayments and other receivables	202,414
Tax assets	539,969
Investment in Associates – Murni StarFIN Sdn Bhd	8,657
Property, plant and equipment, net	585,816
Trade payable	(24,736)
Accrued expenses and other payables	(734,476)
Deferred tax liabilities	(213,524)
Hire purchase loan	(16,554)
Amount due to directors	(283,703)
Amount due to related parties	(1,673)
Adjustment for foreign exchange fluctuation	260,052
Fair value of StarFIN Holdings Limited	$1,704,118
Fair value of consideration	(9,055,242)
Goodwill	$7,351,124
Goodwill impairment	(7,351,124)

4. TRADE RECEIVABLE

	As of September 30, 2023	As of December 31, 2022
Trade receivable, gross	$612,461	$-
Allowance for expected credit loss	(82,220)	-
Trade receivable, net	$530,241	$-

5. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	As of September 30, 2023	As of December 31, 2022
Prepaid expenses	109,044	-
Other receivables	353	3,000
Other deposits	30,419	-
Total	$139,816	$3,000

The rental deposits represent the deposit of the tenancy agreements.

Prepaid expenses include website domain, third party software maintenance and subscription, rental, employee and motor vehicle insurance.

Other receivables includes receivables from management of car park for director and employees.

Other deposits primarily consist of deposit made for security deposit for renovation.

6. PROPERTY, PLANT AND EQUIPMENT, NET

	As of September 30, 2023	As of December 31, 2022
Computer systems	$253,420	$-
Furniture and fittings	78,128	-
Electrical fittings	9,587	-
Handphone	48,358	-
Office equipment	91,146	-
Renovation	81,221	-
Motor vehicle	356,492	-
Property	394,019	-
Total property, plant and equipment	$1,312,371	$-
Less: Accumulated depreciation	(792,408)	-
Total property, plant and equipment, net	$519,963	$-

	For nine months ended September 30, 2023	For the year ended December 31, 2022
Investment in computer systems	$17,479	$-
Investment in furniture and fittings	374	-
Investment in electrical fittings	280
Investment in handphone	1,874	-
Investment in office equipment	6,216	-
Investment in renovation	4,097	-
Total investment in property and plant	$30,320	$-

Depreciation for the period	34,234	$-

For the year ended December 31, 2022, the Company acquired a property amounted $420,225 financed through loan from director which is unsecured, non-interest bearing and payable on demand and cash in hand.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of September 30, 2023	As of December 31, 2022
Accrued expenses	$205,112	$17,805
Other payable	40,907	-
Receipt in advance	303,888	-
Total	$549,907	$17,805

Accrued expenses consist of outstanding audit fee, employee claims and salary, service tax and miscellaneous expenses.

Other payable includes primarily service tax payable.

Receipt in advance consist of monies received from customer but have yet to satisfied performance obligation.

8. AMOUNT DUE TO DIRECTOR

As of September 30, 2023, the company had an outstanding amount due to director amounted $221,038, mainly consist of a loan from Mr. Wong Kai Cheng for the acquisition of property.

Aforementioned amount is unsecured, non-interest bearing and payable on demand.

9. AMOUNT DUE TO A RELATED PARTIES

As of September 30, 2023, the Company has an outstanding amount due to a number of related companies with common director and shareholder pertaining to miscellaneous expenses made by these related parties on behalf in aggregate amounted $978.

Aforementioned amount is unsecured, non-interest bearing and payable on demand.

For the nine months ended September 30, 2023, the Company has paid $69,366 to Ms. Tan Siew Meng, spouse of our Chief Executive Officer, Mr. Wong Kai Cheong pertaining to leasing of office space.

10. HIRE PURCHASE

On April 30, 2021, the Company through subsidiary acquired a motor vehicle amounted $69,148 financed by $36,006 hire purchase loan for 36 months at a fixed flat rate of 1.88% per annum with first installment commencing June 5, 2021 and monthly installment amounted approximately $1,063. Remaining balance finance through cash in hand.

For the nine months ended September 30, 2023, the Company repaid $8,405 in hire purchase loan with an outstanding $7,406 as of September 30, 2023.

Maturities of the loan for each of the two years and thereafter are as follows:

Year ending December 31
2023	$2,756
2024	$4,650
Total	$7,406

11. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Purchase price allocation pertaining to acquisition of StarFIN Holdings Limited	$134,807
New lease recognized	16,513
Amortization for the nine months ended September 30, 2023	(65,252)
Adjustment for foreign currency translation difference	(6,161)
Balance as of September 30, 2023	$79,907

Lease Liability
Purchase price allocation pertaining to acquisition of StarFIN Holdings Limited	$134,807
New lease recognized	16,513
Imputed interest for nine months ended September 30, 2023	4,114
Gross repayment for nine months ended September 30, 2023	(69,366)
Adjustment for foreign currency translation difference	(6,161)
Balance as of September 30, 2023	79,907

Lease liability current portion	74,204
Lease liability non-current portion	$5,703

Other information:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$69,366	$-
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	1.02	-
Weighted average discount rate for operating lease	5.40%	-%

12. RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2023 and 2022, the Company has following transactions with related parties:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Purchases
- Insite MY International, Inc.	$92,632	$-

Total	$92,632	$-

Our Chief Executive Officer, Mr. Wong Kai Cheong is a majority shareholder of Insite MY International, Inc.

13. CONCENTRATION OF RISK

(a)	Major Customers

For the three months ended September 30, 2023, the Company generated total revenue of $695,145, of which two customers accounted for more than 10% of the Company’s total revenue. For the three months ended September 30, 2022, the Company does not generate any revenue and hence there was no customer accounted for more than 10% of the Company’s revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the three months ended September 30
	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer F	$96,312	$-	14%	-%	$-	$-
Customer G	71,499	-	10%	-	76,696	-
Others	527,334	-	76%	-%	535,765	-
Total	$695,145	$-	100%	-%	$612,461	$-

For the nine months ended September 30, 2023, the Company generated total revenue of $1,813,426, of which no customer accounted for more than 10% of the Company’s total revenue. For the nine months ended September 30, 2022, the Company does not generate any revenue and hence there was no customer accounted for more than 10% of the Company’s revenue.

(b)	Major Suppliers

For the three months ended September 30, 2023, the Company incurred cost of revenue of $33,524, of which two suppliers accounted for more than 10% of the Company’s cost of revenue. For the three months ended September 30, 2022, the Company does not incur any cost of revenue and hence there was no supplier accounted for more than 10% of the Company’s cost of revenue. The suppliers who accounted for more than 10% of the Company’s cost of revenue and its outstanding payable balance at period-end is presented below:

	For the three months ended September 30
	2023	2022	2023	2022	2023	2022
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Supplier A	$46,018	$-	76%	-%	$19,027	$-
Supplier B	9,362	-	15%	-%	3,367	-
Others	5,358	-	9%	-%	162	-
Total	$33,524	$-	100%	-%	$22,556	$-

For the nine months ended September 30, 2023, the Company incurred cost of revenue of $147,924, of which two suppliers accounted for more than 10% of the Company’s cost of revenue. For the nine months ended September 30, 2022, the Company does not incur any cost of revenue and hence there was no supplier accounted for more than 10% of the Company’s cost of revenue. The suppliers who accounted for more than 10% of the Company’s cost of revenue and its outstanding payable balance at period-end is presented below:

	For the nine months ended September 30
	2023	2022	2023	2022	2023	2022
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Supplier A	$92,632	$-	63%	-%	$19,027	$-
Supplier B	32,053	-	22%	-%	3,367	-
Others	23,239	-	15%	-%	162	-
Total	$147,924	$-	100%	-%	$22,556	$-

Our Chief Executive Officer, Mr. Wong Kai Cheong is a majority shareholder of Supplier A.

14. INCOME TAXES

The loss before income taxes of the Company for the nine months ended September 30, 2023 and 2022 were comprised of the following:

	For the nine months ended September 30
	2023	2022
Tax jurisdictions from:
- Local	$(179,247)	$(35,414)
- Foreign, representing:
Hong Kong	(33,212)	(22,736)
British Virginia Island (non-taxable jurisdiction)	(300)	-
Labuan, Malaysia (non-taxable jurisdiction)	(34,479)	3,735
Malaysia	(200,672)	-
Income before income taxes	$(447,910)	$(54,415)

Provision for income taxes consisted of the following:

	For the nine months ended September 30
	2023	2022
Current:
- Local	$-	$-
- Foreign	$(29,409)	$(1,137)

Deferred tax assets:
- Local	$-	$-
- Foreign	$819	$-

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$12,824	$-

Income tax payable:
- Local	$-	$-
- Foreign	$3,357	$-

Income tax assets:
- Local	$-	$-
- Foreign	$243,227	$-

All Malaysia companies are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2022 tax rate for company with paid-up capital of MYR2,500,000 (approximately $567,872) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR600,000 (approximately $136,289) taxable profit with the remaining balance being taxed at 24%.

15. DIVIDEND

For the year ended December 31, 2022, Insite MY Innovations Sdn Bhd and Insite MY Systems Sdn Bhd, passed a board resolution for declaration of dividend amounted MYR1,700,000 (approximately $385,680) and MYR4,294,000 (approximately $974,182), respectively to StarFIN Asia Sdn Bhd. Subsequently, StarFIN Asia Sdn Bhd passed a board resolution for declaration of dividend amounted MYR5,794,000 (approximately $1,314,488) to Mr. Wong Kai Cheong and Mr. Hoo Swee Ping, before acquired by StarFIN Holdings Limited on January 20, 2023.

No dividend was declared for the nine months ended September 30, 2023.

16. FOREIGN CURRENCY EXCHANGE RATE

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

17. SEGMENT REPORTING

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

	For the Nine Months Ended and As of September 30, 2023
By Business Unit	Information Technology Business	Total
Revenue	$1,813,426	$1,813,426

Cost of revenue	(147,924)	(147,924)

Gross profit	$1,665,502	$1,665,502

Selling, general and administrative expenses and other income	(2,122,375)	(2,122,375)

Loss from operations	(456,873)	(456,873)

Total assets	$2,695,731	$2,695,731
Capital expenditure	$30,320	$30,320

	For the Nine Months Ended and As of September 30, 2023
By Country	Malaysia	Non-Malaysia	Total
Revenue	$1,813,426	$-	$1,813,426

Cost of revenue	(147,924)	-	(147,924)

Gross profit	$1,665,502	$-	$1,665,502

Selling, general and administrative expenses and other income	(1,927,468)	(194,907)	(2,122,375)

Loss from operations	(261,966)	(194,907)	(456,873)

Total assets	$2,658,020	$37,711	$2,695,731
Capital expenditure	$30,320	$-	$30,320

	For the Nine Months Ended and As of September 30, 2022
By Business Unit	Information Technology Business	Total
Revenue	$-	$-

Cost of revenue	-	-

Gross profit	$-	$-

General and administrative expenses and other income	(63,576)	(63,576)

Loss from operations	(63,576)	(63,576)

Total assets	$919,874	$919,874
Capital expenditure	$-	$-

	For the Nine Months Ended and As of September 30, 2022
By Country	Malaysia	Non-Malaysia	Total
Revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	$-	$-	$-

General and administrative expenses and other income	-	(63,576)	(63,576)

Loss from operations	-	(63,576)	(63,576)

Total assets	$-	$919,874	$919,874
Capital expenditure	$-	$-	$-

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023 up through the date the Company presented these unaudited financial statements.

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

Results of operations

Three months ended September 30, 2023 and 2022

Revenues

For the three months ended September 30, 2023, the Company generated revenue in the amount of $695,145. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the three months ended September 30, 2022, the Company does not generate any revenue.

Selling, General and Administrative Expenses

For the three months ended September 30, 2023, the Company had selling, general and administrative expenses in the amount of $737,279. These were primarily comprised of salary expenses, audit fees, insurance and other professional fees.

For the three months ended September 30, 2022, the Company had general and administrative expenses in the amount of $12,629. These were primarily comprised of audit fees and other professional fees.

The significant increase of the general and administrative expenses was the result of the significant increase in salary expenses as the Company hired more employees to expand their business.

Net Loss

For the three months ended September 30, 2023, the Company has incurred a net loss of $74,394.

For the three months ended September 30, 2022, the Company has incurred a net loss of $10,879.

Nine months ended September 30, 2023 and 2022

Revenues

For the nine months ended September 30, 2023, the Company generated revenue in the amount of $1,813,426. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the nine months ended September 30, 2022, the Company does not generate any revenue.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2023, the Company had selling, general and administrative expenses in the amount of $2,122,375. These were primarily comprised of salary expenses, audit fees, insurance and other professional fees.

For the nine months ended September 30, 2022, the Company had general and administrative expenses in the amount of $63,576. These were primarily comprised of audit fees and other professional fees.

The significant increase of the general and administrative expenses was the result of the significant increase in salary expenses as the Company hired more employees to expand their business.

Net Loss

For the nine months ended September 30, 2023, the Company has incurred a net loss of $418,304.

For the nine months ended September 30, 2022, the Company has incurred a net loss of $55,552.

Liquidity and Capital Resources

Nine months ended September 30, 2023 and 2022

Cash Used In Operating Activities

For the nine months ended September 30, 2023, the Company has used $282,345 in operating activity, of which primarily consist of net loss, minority interest, decrease in account payable, decrease in other payables and accrued liabilities and reduction in lease liability contra by share of loss from operation of associate, depreciation and amortization, decrease in account receivable, decrease in prepayment, deposits and other receivables, increase in deferred revenue, increase in tax assets and increase in deferred income tax assets.

For the nine months ended September 30, 2022, the Company has used $63,807 in operating activity, of which primarily consist of net loss, decrease in account payable, increase in prepayment, deposits and other receivables and decrease in other payables and accrued liabilities contra by decrease in income tax payable.

Cash Used In Investing Activities

For the nine months ended September 30, 2023 and 2022, the Company has invested $30,320 and $0 in investing activities, respectively for the acquisition of computer systems and office equipment.

Cash Provided by Financing Activities

For the nine months ended September 30, 2023, the Company has used $55,746 in financing activity, primarily consist of advances to director.

For the nine months ended September 30, 2022, the Company did not receive nor used any cash in financing activity.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2023.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of September 30, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ending September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AsiaFIN Holdings Corp.
(Name of Registrant)

Date: November 13, 2023	By:	/s/ Wong Kai Cheong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Cham Hui Yin
	Title:	Finance Manager
(Principal Financial Officer and Principal Accounting Officer)

-8-