Form 10-K
period 2023-12-31
ASIAFIN HOLDINGS CORP.
filed 2024-03-22
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-56421

ASIAFIN HOLDINGS CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	37-1950147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.

Address of principal executive offices, including zip code

+(60)3 2148 7170

Registrant’s phone number, including area code

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

N/A

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 22, 2024
Common Stock, $0.0001 par value	81,551,838

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

ASIAFIN HOLDINGS CORP.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantee of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to:

●	The “Company,” “we,” “us,” or “our,” “AsiaFIN” are references to AsiaFIN Holdings Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

On December 22, 2022, AsiaFIN Holdings Corp. executed an Acquisition Agreement (herein referred to as the “Agreement”) with StarFIN Holdings Limited. (herein referred to as “SFHL”), a private limited company organized under the laws of British Virgin Islands, and the shareholders of SFHL. Pursuant to the Agreement, the Company purchased 10,000 shares of SFHL (herein referred to as the “SFHL Shares”), representing all of the issued and outstanding shares of common stock of SFHL. As consideration, the Company agreed to issue to the shareholders of SFHL 8,232,038 shares of our common stock, at a value of $1.10 per share, for an aggregate value of $9,055,242. We consummated the acquisition of SFHL on February 23, 2023.

Our Chief Executive Officer, President, Director, Secretary and Treasurer, Mr. Wong Kai Cheong is also the director of SFHL. Mr. Wong Kai Cheong holds 29.94% of our issued and outstanding securities and 57.10% of the issued and outstanding securities of SFHL. Hoo Swee Ping, the director of SFHL, holds 10.91% of our issued and outstanding securities and 40.22% of the issued and outstanding securities of SFHL. Cham Hui Yin, our Finance Manager, holds 0.48% of the issued and outstanding securities of SFHL. Upon the consummation of the acquisition, Mr. Wong Kai Cheong, Hoo Swee Ping and Cham Hui Yin received 8,051,511 shares of our restricted common stock collectively.

Initially, the Company, through its subsidiaries is in the business of providing market research studies and consulting services to its client, which are primarily in the payment solution industry.

After the acquisition of SFHL on December 22, 2022, we have broadened our service offerings in the information technology industry such as providing payment processing solution, software solution on regulatory and financial reporting (RegTech), and Robotic Process Automation (RPA) software solution across Asia.

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

The Company’s executive office is located at Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.

Business Overview

AsiaFIN Holdings Corp. operates through its wholly owned subsidiaries by offering a range of system solutions in Payment Processing, Robotic Process Automation (RPA), and Regulatory Technology (RegTech) to financial institutions, regulatory agencies, professional service providers and private enterprises from various industries, with existing client in the Asia region. SFHL has over 60 key bank customers on payment processing and Regtech and our Robotic Process Automation solution company has more than 100 customers in Asia.

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

Additionally, the company plans to further develop a RegTech Software as a Service (SaaS) solution for public listed companies and financial institution for Environmental Social and Governance (ESG) compliant reporting. ESG guidelines have already been issued by Bank Negara Malaysia, the central bank of Malaysia and Bursa Malaysia Stock Exchange for their members in reducing carbon footprint.

Robotic Process Automation

We have our own Artificial Intelligent (AI) based, Robotic Process Automation Software (RPA) solutions for financial institutions, large corporations and small medium enterprises. RPA utilises software Robots for the automation of mundane, labour intensive, manual computer operations. Robots are utilized for the processes where it helps to reduce operational costs and also costs arising from human error. Our system automates the capturing of customer information from identity cards, passports and other identification peripherals. Our solution will automatically extract data from customers’ identity card, passport, etc. and will immediately fill-in the forms, eliminating the friction and errors caused by manual input, through Intelligent Character Recognition technology and other AI based technologies. Information extracted from an official identification document will then be checked against existing financial institutions database for regulatory screening in Internal Blacklist Check, Anti Money Laundering, Credit Scoring Check, FATCA, Common Reporting Standard (CRS) and ESG reporting, etc.

Industry Overview

Payment Market

Southeast Asia’s booming digital payment market is expected to hit $2 trillion by transaction value in 2030, ballooning threefold over a decade earlier, as more fintech and digital banks emerge from the best-funded segment in the region, according to a new Google-led study. According to BlueWeave consulting firm, it expects the market size to grow at a robust CAGR of 21.1% during the forecast period (2022–2028) recording a value of $67.42 billion by 2028.

The growth in digital payments parallels the continued growth of internet users in Southeast Asia, who are expected to number 460 million this year. After years of acceleration, however, the report said digital adoption is “normalizing,” with new users expected to total 20 million in 2022, about half as many as were added in 2020 and 2021.

The rise of e-commerce and the O2O market has created many scenarios for people to adopt mobile payments in recent years. According to WorldPay, digital/mobile wallet is expected to occupy 60.2% of e-commerce payments by 2024 in the Asia-Pacific region, followed by credit card (16.1%).

Robotic Process Automation

Robotic Process Automation (RPA) also called “intelligent automation” or “smart automation” refers to advanced technologies that can be programmed to perform a series of tasks, like data manipulation, triggering responses, and creating necessary communication with other processes and systems. RPA is similar to traditional IT automation but the major difference between these technologies is that RPA is, itself, capable of learning and is adaptive to changing circumstances, while a traditional IT automation system is not. The Global Robotic Process Automation Market (RPA) Size accounted for $1.89 billion in 2021 and is projected to expand at a compound annual growth rate (CAGR) of 38.2% from 2022 to 2030.6

The Asia-Pacific region has the fastest-growing Robotic Process Automation market share, with significant growth being observed in countries such as China, India, and Australia. The increasing adoption of RPA by the manufacturing and business process outsourcing (BPO) sectors in the Asia-Pacific region is driving the growth of the RPA market in this region.7 The Asia-Pacific robotic process automation in information technology market is expected to develop with a CAGR of 25.95%, during the forecast years of 2021 to 2028.

Regulatory Technology

Regulatory Technology (RegTech) is the management of regulatory processes within the financial industry via technology, including regulatory monitoring, reporting and compliance. In recent years, there has been a strong regulatory focus on financial crime. The key drivers of RegTech adoption consist of compliance, cost and complexity. The ability of RegTech using technologies such as advanced analytics, robotic process automation and cognitive computing offer new efficiencies in compliance, which offers a lower cost.

As the global RegTech market is projected to grow at a rate of over 20% per year to $16 billion by 2025, up from $6.3 billion in 2020, the APAC region is expected to have the highest growth rate, growing at CAGR of 17.0% during the forecast period. Rising need for regulatory compliance, increasing penetration of advanced technologies such Artificial intelligence (AI), Machine Learning (ML), and cloud computing across the region, and implementation of these solution in fintech industries are some of the major driving factors for the regulatory technology market in Asia-Pacific.

Marketing

AsiaFIN plans to participate frequently in several international or regional scale industry roadshows, conferences, and exhibitions to promote its Focus Solutions to potential markets in Asia. And with planned participation in Award programs, AsiaFIN can be recognized as a premium solution provider in Asia. For example, Gulf Information Technology Exhibition (“GITEX”) Technology Week in Dubai, CES annual trade show organized by Consumer Technology Association in Las Vegas, Singapore Fintech Festival organized by Monetary Authority of Singapore in Singapore, and Robotic Process and Intelligence Automation Conference in ASEAN. We are also collaborating with the Malaysia Digital Economy Corporation, a Government agency, in their effort to expand Malaysian companies into the International market. We have participated in the ASEAN missions as well as the Australian mission. In future, we shall participate in the Middle East, Nordic and USA Select program.

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

We have developed our website at https://asiafingroup.com/ to market our services, and we intend to utilize search engine marketing to improve the visibility of our corporate website once we have successfully raised some funds. We also plan to explore omnichannel marketing options through different social medias such as Instagram,Youtube, LinkedIn, and Facebook, to do a marketing campaign via direct messaging.

We also plan on reaching out to associations or any other organisations such as the FinTech Association of Malaysia (“FOAM”) once we have made contact thorough our marketing efforts. We also have joined the Regtech Association based in Sydney, Australia. We plan to start email marketing campaigns and send out emails to a large database associated with these organisations accumulated through their memberships, pending formalization of any collaboration with these associations or organisations.

In addition, AsiaFIN plans to create market expansion through joint ventures or strategic collaborations with software solution providers and unattended payment kiosk providers in ASEAN countries such as Philippines, Indonesia, Thailand, Singapore, Malaysia and will then further expand to the rest of countries in Asia, Nordics, Australia and USA. All of the above marketing plans have not yet been determined in sufficient detail to outline at this time and remain under development.

Competition

We operate in a highly competitive industry. We intend to focus on selling our solutions to companies in Asia, with a particular focus on ASEAN countries. Although there are numerous alternatives, we intend to distinguish ourselves by creating a strong relationship with our clients and by ensuring our commitment to provide exceptional solutions. In addition, we will continue to further develop our solutions to maintain our market position, keep pace with latest technological changes and compete effectively in the market we are in operating.

By ensuring high customer satisfaction for our clients, we hope to ensure repeat sales from the same group of customers and generate the referral of new clients. In addition, AsiaFIN will participate strongly in industry roadshows and conferences to promote our solutions to potential markets in Asia. We intend to participate in Award programs, so we can be recognised as a premium solution provider in Asia. We intend to use all available social media, for example LinkedIn, Instagram, YouTube and Facebook to promote our solutions. Lastly, the Company intends to encourage our existing clients to furnish recommendation letters and organize signing ceremonies to further increase awareness of our solutions and AsiaFIN in the future.

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

The FSA and IFSA came into force in 2013 replacing the repealed Payment System Act 2003 (PSA). The FSA and IFSA incorporates strengthened provisions to regulate payment system operators and payment instrument issuers in order to promote safe, efficient and reliable payment systems and instruments. Operators of systems that enable the transfer of funds from one banking account to another or provide payment instrument network operation will require approval from the Central Bank of Malaysia to operate such systems. As for those wishing to offer merchant acquiring services, such person is required to be registered with the Central Bank of Malaysia.

The FSA and IFSA contain provisions that enable Central Bank of Malaysia to effectively perform its oversight role. In general, this includes empowering the Bank to specify standards, as well as, to issue directions, for the purpose of ensuring the safety, integrity, efficiency and reliability of the payment systems and payment instruments

2)	Personal Data Protection Act 2010 (PDPA)

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

Based on laws and regulations regarding PDPA requires that an individual must consent to the processing and disclosure of his/her personal data. In processing personal data, we are also required to take steps and implement measures to protect the personal data from loss, misuse and modification and maintain the integrity of the personal data processed. The personal data processed should not be kept longer than is necessary for the fulfilment of the purpose for which it was collected and generally cannot be transferred offshore without the consent of the individual to whom it relates.

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

The Patents Act 1983 and the Patents Regulations 1986 govern patent protection in Malaysia. An applicant may file a patent application directly if he is domicile or resident in Malaysia. A foreign application can only be filed through a registered patent agent in Malaysia acting on behalf of the applicant. Under the Act, the utility innovation certificate provides for an initial duration of ten years protection from the date of filing of the application and renewable for further two consecutive terms of five years each subject to use.

b.	Trademarks

Trademark protection is governed by the Trademarks Act 1976 and the Trademarks Regulations 1997. The Act provides protection for registered trademarks and service marks in Malaysia. Once registered, no person or enterprise other than its proprietor or authorized users may use them. Infringement action can be initiated against abusers. The period of protection is ten years, renewable for a period of every ten years thereafter. The proprietor of the trademark or service mark has the right to deal or assign as well as to license its use. As with patents, while local applicant may file applications on their own, foreign applicants will have to do so through registered trademark agents.

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

The Act defines “digital service” as any service that is delivered or subscribed over the internet or other electronic network and which cannot be obtained without the use of information technology and where the delivery of the service is essentially automated. Under the Guide, it further is stated that digital services mean services that is to be delivered through information technology medium with minimal or no human intervention from service provider.”

The Service Tax Policy 10/2020 (dated 17 April 2020) has revised to provide service tax exemption on provision of digital payment services by local non-bank providers. In relation thereto, Local non-bank payment instrument issuers; Local non-bank merchant acquirers; and Local non-bank payment system operators are exempted from charging Service Tax due and payable on such digital payment services. This exemption is effective from 1 January 2020.

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

In the event that the CDD requirements are not met, this would be classified as an offence under the AMLO. Enforcement action would then be taken by the relevant regulator, such as Hong Kong Monetary Authority and Securities and Futures Commission (Hong Kong), depending on the financial institution involved in the breach. In addition, in regard to money service operators, the Customs and Excise Department will be the regulator and will be responsible for taking enforcement action for any breach of the CDD requirements.

2)	Intellectual Property Protection

To underline the commitment of intellectual property protection, the Government established the Intellectual Property Department on 2 July 1990. The Intellectual Property Department is responsible for advising the Secretary for Commerce and Economic Development on policies and legislation to protect intellectual property in the Hong Kong SAR; for operating the Hong Kong SAR’s Trademarks, Patents, Designs and Copyright Licensing Bodies Registries; for promoting awareness and protection of intellectual property through public education; and for facilitating the development of Hong Kong SAR as an intellectual property trading hub in the region.

a.	Patents

Hong Kong SAR patent law is territorial. Patents granted in the Hong Kong SAR will only get protection in the Hong Kong SAR. The Hong Kong SAR patent system is separate from the other patent systems in the Mainland China or elsewhere in the world. In other words, patents granted by the State Intellectual Property Office in the Mainland China or other patent offices elsewhere do not automatically enjoy protection in Hong Kong.

b.	Trademarks

The Hong Kong SAR’s trademark registration system is separate from the other trademark systems in the Mainland China or elsewhere in the world. Trademarks registered with the Trademark Office under the State Administration for Industry and Commerce of the People’s Republic of China or trademarks registries of other countries or regions do not automatically receive protection in the Hong Kong SAR. In order to obtain protection as registered trademarks in the Hong Kong SAR, trademarks must be registered under the Trademarks Ordinance (Cap 559).

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

The Personal Data (Privacy) (Amendment) Ordinance 2021 (the Ordinance) has been published in the Gazette with the purpose of creating offences to curb doxing acts, and empowers the Privacy Commissioner for Personal Data (“Commissioner”) to carry out criminal investigations, institute prosecutions and issue cessation notices.

Where doxing occurs on or via their platforms or services, they may be the recipient of a cessation notice from the Commissioner, which requests the removal of doxing messages, and it is a criminal offence to contravene a cessation notice. However, the law does not impose any obligation on platform/online service operators to proactively monitor or censor content on their platforms/services.

Where the platform or online service operator has knowledge of potentially incriminating doxing content but does not remove it, there is a risk of investigation into the content by the Commissioner which can prosecute offences in its own name where it suspects that an offence has been committed, and the platform/online service operator may be the recipient of a cessation notice from the Commissioner.

Seasonality

Our management believes that our operations are generally not subject to seasonal influences.

Regulation Regarding Labor and Social Insurance

Employment Act 1955 (Act 265)

The Employment Act 1955 (Act 265) (“the 1955 Act) is the primary legislation on labour matters in Malaysia. The 1955 Act provides for minimum work requirements and benefits of employment, such as maximum working hours, overtime entitlement, leave entitlement, maternity protection and termination benefits. Following the implementation of the Employment (Amendment of First Schedule) Order 2022, which came into force on January 1, 2023, the applicability of the EA 1955 has been expanded to include any person who has entered into a contract of service with an employer, irrespective of their monthly wages, is engaged in manual labor, serves as a supervisor of such manual labour, serves as a domestic employee, or is engaged in any capacity in any vessel registered in Malaysia subject to certain conditions..

Employee Provident Fund Act 1991 (EPF)

The Employees’ Provident Fund Act 1991 (Act 452) (“the 1991 Act”) imposes the statutory obligations on employers and employees to make contribution towards the Employees Provident Fund, which is essentially a fund established as a scheme of savings for employees’ retirement and the management of savings for the retirement purposes. Under the 1991 Act, any employer who fails to pay the necessary contributions by the 15th of every month shall be liable to imprisonment for a term not exceeding three years or to a fine not exceeding ten thousand ringgit or to both.

Employee Social Security Act 1969

The Employee’s Social Security Act 1969 (Act 4) (“the 1969 Act’) was implemented to provide protection for employees and their families against economic and social distress in situations where the employees sustain injury or death. The schemes of social security under the 1969 Act are administered by Social Security Organization (“SOCSO”) and are financed by compulsory contributions made by the employers and the employees. Under the 1969 Act, any person who fails to make contribution shall be all be punishable with imprisonment for a term which may extend to two years, or with fine not exceeding ten thousand Ringgit, or with both.

Employees

As of December 31, 2023, we have the following full-time employees:

Management	4
Analyst Programmer	51
Project Manager and Quality Assurance	17
Sales and Marketing	10
Administration, Human Resources and Finance	13
Total	95

We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1C. CYBERSECURITY

Risk management and strategy

AsiaFIN Holdings Corp. acknowledges the crucial necessity of establishing, executing, and sustaining strong cybersecurity measures to secure our information systems. This is undertaken to uphold the confidentiality, integrity, and accessibility of our data.

We plan to strategically incorporate cybersecurity risk management into all our comprehensive risk management framework, fostering a corporate culture that prioritizes cybersecurity at all levels. This integration shall be done in stages so as to guarantee that cybersecurity factors are ingrained in our decision-making processes throughout the organization. We plan to incorporate a risk management team to collaborate closely with the IT department, consistently assessing and mitigating cybersecurity risks in alignment with our business goals and operational requirements.

We recognize the intricate and ever-changing nature of cybersecurity threats. To address this, we shall collaborate with external experts, including cybersecurity assessors, consultants, and auditors. This cooperation shall involve regular audits, threat assessments, and consultations to enhance our security measures. These efforts ensure that our cybersecurity strategies adhere to industry best practices and remain effective in safeguarding our systems.

Understanding the potential risks associated with third-party service providers, we shall implemented stringent processes to oversee and manage these concerns. We shall conduct thorough security assessments before engaging with any third-party provider and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This involves quarterly assessments by our management and continuous evaluations by our security engineers. This approach is designed to mitigate the risks of data breaches or other security incidents originating from third-party sources.

We have not encountered cybersecurity issues that have significantly impacted our operational performance or financial status.

Governance

The Board of Directors is fully aware of the vital importance of managing cybersecurity risks. To ensure effective governance in handling these risks, the Board shall implement a strong oversight mechanisms. This reflects our understanding of the significant impact these threats can have on operational integrity and stakeholder confidence.

Our Board of Directors is tasked with overseeing data privacy and cybersecurity risks. They regularly review the Company’s cybersecurity program with management, evaluating the adequacy of controls and security for our information technology systems. Additionally, they assess the Company’s response plan in case of a security breach affecting these systems. Annually, the Board of Directors receives updates on potential cybersecurity incidents, data privacy, and compliance programs, engaging in active discussions with management on cybersecurity risks.

ITEM 2. PROPERTY

We have four physical office, which is located at:

1.	Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.
2.	Unit 17-11, Level 17, Tower A, Vertical Business Suites, Avenue 3 Bangsar South, No.8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.
3.	Unit 17-12, Level 17, Tower A, Vertical Business Suites, Avenue 3 Bangsar South, No.8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.
4.	A2-17-1, St Mary Residence, Jalan Tengah, 50250 Kuala Lumpur, Malaysia.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company sole class of common equity is currently quoted under OTC Markets under symbol ASFH since March 31, 2021. The Company believes that we do not have an established public trading market and we cannot assure you that there will be any liquidity for our common stock in the future and such quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$1.20	$1.20
Second Quarter	$1.20	$1.20
Third Quarter	$1.20	$1.20
Fourth Quarter	$1.20	$1.20

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$1.20	$1.20
Second Quarter	$1.20	$1.20
Third Quarter	$1.20	$1.20
Fourth Quarter	$1.20	$1.20

Holders

As of December 31, 2023, we had 81,551,838 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 156 beneficial owners of our Common Stock.

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

Purchase of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the year ended December 31, 2023.

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

Overview

AsiaFIN Holdings Corp. operates through its wholly owned subsidiaries by offering a range of system solutions in Payment Processing, Robotic Process Automation (RPA), and Regulatory Technology (RegTech) to financial institutions, regulatory agencies, professional service providers and private enterprises from various industries, with existing client in the Asia region. SFHL has over 80 key bank customers on payment processing and RegTech and our Robotic Process Automation solution company has more than 100 customers in Asia.

Results of Operations

Revenue

For the year ended December 31, 2023, the Company generated revenue in the amount of $3,109,515. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the year ended December 31, 2022, the Company does not generate any revenue.

Selling, General and Administrative Expenses

For the year ended December 31, 2023, the Company had selling, general and administrative expenses in the amount of $2,901,636. These were primarily comprised of salary expenses, audit fees, insurance and other professional fees.

For the year ended December 31, 2022, the Company had general and administrative expenses in the amount of $122,283. These were primarily comprised of audit fees and other professional fees.

The significant increase of the general and administrative expenses was the result of the significant increase in salary expenses as the Company hired more employees to expand their business.

Net Loss

For the year ended December 31, 2023, the Company has generated a net income of $19,214.

For the year ended December 31, 2022, the Company has incurred a net loss of $112,202.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, we had cash and cash equivalents of $1,234,188 and $874,690 respectively. We expect increased levels of operations going forward will result in more significant cash flows and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used in Operating Activities

For the year ended December 31, 2023, the Company has used $210,454 in operating activity, of which primarily consist of minority interest, increase in account receivable, decrease in other payables and accrued liabilities, decrease in deferred revenue, decrease in income tax payable and reduction in lease liability contra by net income, share of loss from operation of associate, depreciation and amortization, provision for credit loss allowance, increase in account payable, decrease in prepayment, deposits and other receivables, increase in tax assets and increase in deferred income tax assets.

For the year ended December 31, 2022, the Company has used $105,991 in operating activity, of which primarily consist of net loss, decrease in accounts payable, increase in deposits and other receivables contra by increase in income tax payable and increase in other payables and accrued liabilities.

Cash Used in Investing Activities

For the year ended December 31, 2023 and 2022, the Company has invested $32,479 and $0 in investing activities, respectively for the acquisition of computer systems and office equipment.

Cash Provided by Financing Activities

For the year ended December 31, 2023, the Company has used $74,578 in financing activities, primarily consist of advances to director.

For the year ended December 31, 2022, the Company did not receive nor used any cash in financing activity.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2023 and December 31, 2022.

Contractual Obligation

As a smaller reporting company, we are not required to provide the aforementioned information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2023.

1.	We do not have an Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures. Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We do not have adequate segregation of duties and effective risk assessment, lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we also plan to initiate the following series of measures to further strengthen the Company’s internal controls going forward:

1.	intend to establish an internal audit function with assessment to improve internal control;

2.	plan to hire a reporting manager (“Internal Finance Manager”) who has the requisite relevant U.S. GAAP and SEC reporting experience and qualifications;

3.	intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities; and

4.	plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2024.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Wong Kai Cheong	61	Chief Executive Officer, President, Secretary, Treasurer, Director
Seah Kok Wah	56	Director
Cham Hui Yin	44	Finance Manager

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

Mr. Wong started his career in the Financial IT industry as a hardware engineer in Sime Darby Systems Sdn. Bhd. to the position of General Manager in AIMS Sdn. Bhd. After having 15 years of experience, he started the Insite MY Group of Companies (InsiteMY) in the year 2002. Today, after 21 years, InsiteMY has more than 100 staffs with offices in Malaysia and with customers covering from Malaysia, Philippines, Bangladesh, Pakistan, Thailand, Singapore, Indonesia and Myanmar.

Besides having a technical background, Mr. Wong has strong domain knowledge in payments and recently in cheque clearing and cheque truncation in particular. He travels the world educating customers and partners on the benefits and advantages of cheque truncation and other payment methods.

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

Seah Kok Wah – Director

Dato’ Dr. Sean SEAH Kok Wah (Dato’ SEAH), a Malaysian, currently serves as the Executive Director of AsiaFIN Holdings Corp. (OTC-QB: ASFH) and the Executive Chairman of Angkasa-X Holdings Corp..

Dato’ SEAH was graduated from the California State University, Chico, California USA with a Bachelor’s Degree in Computer Engineering and a Master’s Degree in Computer Science (with Distinction). He also holds a Doctorate of Business Administration (International Business) from Riviera University. In 1994, He began his tech-career in Silicon Valley as a software developer for Software Publishing Corporation and Netscape Communications Corporation. He returned to Malaysia in 1997, recruited by Sun Microsystems to provide technical-consultancy to Malaysia MSC flagship projects.

Dato’ SEAH started his entrepreneurship journey in 2001. In the past 2 decades, he has co-founded and floated several tech companies; including Epicenter Holdings Ltd (SGX:5MQ) in Singapore, Galasys PLC (LSE:GLS) in the United Kingdom, SEATech Ventures Corp. (OTC-PINK:SEAV), AsiaFIN Holdings Corp. (OTC-QB:ASFH) and Angkasa-X Holdings Corp. in the U.S.

Currently, Dato’ SEAH is the Chairman of The World Information Technology and Services Alliance (WITSA), a leading global consortium of tech-industry association-members from over 80 countries and economies. He is also the Chairman of SpaceTech Malaysia Association (SPA), the Vice-President of Malaysia Space Industry Corporation (MASIC), the Advisor of the National Tech Association of Malaysia (PIKOM) and a Committee Member of the 88-Captains Penang Welfare Society, a charitable non-governmental organisation founded for the purpose of sustaining talent development.

Cham Hui Yin - Finance Manager

Cham Hui Yin, a Malaysian, currently serves as the Finance Manager of AsiaFIN Holdings Corp..

Ms. Cham graduated from University Kebangsaan Malaysia in 2003 with a Bachelor of Accounting (Hons.). She began her career as an auditor in KPMG Malaysia.

In 2004, Ms. Cham joined Actis Capital LLP, a leading global investor in sustainable infrastructure, during the splitting of Actis from CDC Group plc. She served as Office Manager for the Malaysia Office.

In 2009, Ms. Cham joined InsiteMY Group of Companies as Finance & Admin Manager and gradually move up to the position of Chief Financial Officer for the group.

In 2016, Ms. Cham was hired by Nettium Sdn Bhd in Malaysia as the Director of Finance, Human Resources and Admin. Nettium Sdn. Bhd., is a software company providing online gaming platform with 250 headcounts.

She later was recruited by Juris Technologies Sdn. Bhd., a software house focusing on the financial industry, with 300 staff. She assumed the role of Director of Finance, Human Resources & Admin in 2018. During her tenure in Juris, she played a key role in the acquisition and the restructuring of iMoney Group.

In 2021, Ms. Cham joined InsiteMY Group, as the Chief Financial Officer.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Finance Manager of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

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
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer, and principal financial officer who served for the year ended December 31, 2023 and 2022, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wong Kai Cheong, Chief Executive Officer, President, Secretary,	2023	52, 541	4, 160	-	-	-	-	-	56, 701
Treasurer, Director (Principal Executive Officer)	2022	-	-	-	-	-	-	-	-

Cham Hui Yin, Finance Manager	2023	51, 227	3, 831	-	-	-	-	-	55, 058
(Principal Financial Officer, Principal Accounting Officer)	2022	13,592	-	-	-	-	-	-	13,592

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

Except for Ms. Cham Hui Yin, we do not have an employment or consulting agreement with any officers or Directors.

Ms. Cham Hui Yin was appointed and entered into an employment agreement with effect on September 1, 2021 and would expire on August 31, 2024. Under the terms of the agreements, Ms. Cham Hui Yin was entitled to receive a monthly salary of RM5,000 ($1,095). She is entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with her services on our behalf. The employment agreement also contains normal and customary terms relating to confidentiality, indemnification, non-solicitation and ownership of intellectual property.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2023, the Company has 81,551,838 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2023 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Wong Kai Cheong, Chief Executive Officer, President, Secretary, Treasurer and Director (Principal Executive Officer)	26,650,929	32.68%	32.68%

Seah Kok Wah[1], Director	21,850,000	26.79%	26.79%

Cham Hui Yin, Finance Manager (Principal Financial Officer and Principal Accounting Officer)	39,713	0.05%	0.05%
All of executive officers and director as a group	48,540,642	59.52%	59.52%

5% or greater shareholders (excluding officers/directors)
Hoo Swee Ping	11,310,869	13.87%	13.87%
SEATech Ventures Corp.[2]	10,000,000	12.26%	12.26%

1 Dato’ Seah Kok Wah owns and controls 95% of the issued and outstanding shares of See Unicorn Ventures Sdn. Bhd.. The values within the row above under the subsection titled, “Executive Officers and Directors,” for Dato’ Seah, are computed accounting for Dato’ Seah’s indirect ownership in the Company via his control of “See Unicorn Ventures Sdn. Bhd.” This row does not, however, account for his ownership in the Company via his ownership stake of approximately 17.49% in SEATech Ventures Corp.

2 Dato’ Seah Kok Wah owns and controls approximately 17.49% of the issued and outstanding shares of SEATech Ventures Corp.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (81,551,838 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

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

On December 20, 2019, the Company issued 21,850,000 shares of restricted common stock to See Unicorn Ventures Sdn. Bhd., a company incorporated in Malaysia, with a par value of $0.0001 per share, in consideration of $2,185. The $2,185 went to the Company to be used as working capital. Our Director, Dato’ Seah Kok Wah, is a shareholder of See Unicorn Ventures Sdn. Bhd.

On December 20, 2019, the Company issued 10,000,000 shares of restricted common stock to SEATech Ventures Corp., a company incorporated in Nevada, with a par value of $0.0001 per share, in consideration of $1,000. The $1,000 went to the Company to be used as working capital. Dato’ Seah Kok Wah is an Officer and Director of and also a shareholder of SEATech Ventures Corp., owning 17.49% of the voting power of SEATech Ventures Corp.

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

On September 18, 2020 Dato’ Seah Kok Wah was appointed Director of the Company.

On December 22, 2022, the Company entered into an acquisition agreement with the shareholders of StarFIN Holdings Limited, to acquire 100% equity stake in StarFIN Holdings Limited in consideration of a new issuance of 8,232,038 shares of restricted common stock, valued at $9,055,242.

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

For the period ended December 31, 2021 and December 31, 2020, the Company provided consulting services to GLS IT Solutions Sdn. Bhd., identified as Customer B, pertaining to market studies of, and advisory on, unattended payment kiosk user preferences in the Southeast Asia market. Dato’ Seah, who serves as our Director, is also the Director and a shareholder of GLS IT Solutions Sdn. Bhd. The revenue generated from GLS IT Solutions Sdn. Bhd. amounted to $0 and $28,000 in 2021 and 2020.

We have four physical office, which is located at

1.	Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.
2.	Unit 17-11, Level 17, Tower A, Vertical Business Suites, Avenue 3 Bangsar South, No.8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.
3.	Unit 17-12, Level 17, Tower A, Vertical Business Suites, Avenue 3 Bangsar South, No.8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.
4.	A2-17-1, St Mary Residence, Jalan Tengah, 50250 Kuala Lumpur, Malaysia.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate amount of fees billed to the Company for professional services rendered by its independent registered public accounting firms for the fiscal years ended December 31, 2023 and 2022.

We have engaged JP Centurion & Partners PLT as our principal accountant since August 31, 2020.

ACCOUNTING FEES AND SERVICES	2023	2022

Audit fees	$92,746	$29,000
Audit-related fees	-	4,533
Tax fees	-	6,500
All other fees	-	-
Total	$38,192	$40,033

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

The following exhibits are filed herewith:

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

*Filed herewith

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.8 (File No. 333-228847) on March 19, 2021

ITEM 16. FORM 10-K SUMMARY.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

ASIAFIN HOLDINGS CORP.

Date: March 22, 2024	By:	/s/ Wong Kai Cheong
Wong Kai Cheong
	Title:	Chief Executive Officer, President, Director, Secretary, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2024	By:	/s/ Wong Kai Cheong
Wong Kai Cheong
	Title:	Chief Executive Officer President, Director, Secretary and Treasurer (Principal Executive Officer)

Date: March 22, 2024	By:	/s/ Cham Hui Yin
Cham Hui Yin
	Title:	Finance Manager (Principal Financial Officer and Principal Accounting Officer)

Date: March 22, 2024	By:	/s/ Seah Kok Wah
Seah Kok Wah
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

AsiaFIN Holdings Corp.

Suite 30.02, 30th Floor

Menara KH (Promet), Jalan Sultan Ismail

50250 Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AsiaFIN Holdings Corp. and subsidiaries (the ‘Company’) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended of December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the years ended December 31, 2023, the Company incurred a net income of $19,214 and negative cash flow from operating activities of $210,454. These condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT
We have served as the Company’s auditor since 2020.
Kuala Lumpur, Malaysia

March 22, 2024

PCAOB ID : 6723

Item 1. Financial statements

ASIAFIN HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of December 31, 2023	As of December 31, 2022
	Audited	Audited
ASSETS
Current assets
Cash and cash equivalents	$1,234,188	$874,690
Trade receivables, net	1,004,690	-
Prepayment, deposits and other receivables	114,133	3,000
Tax assets	219,698	-
Total current assets	$2,572,709	$877,690

Non-current Assets
Right-of-use assets, net	$651,853	$-
Property, plant and equipment, net	520,216	-
Deferred income tax assets	43	-
Investment in associates	8,153	-
Total non-current assets	$1,180,265	$-

TOTAL ASSETS	$3,752,974	$877,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$586,595	$17,805
Trade payable	24,900	3,357
Income tax payable	3,358	-
Amount due to director	209,747	-
Amount due to related parties	1,000	-
Hire purchase – current portion	4,759	-
Lease liability – current portion	60,394	-
Total current liabilities	$890,753	$21,162

Non-current liabilities
Lease liability – non-current portion	591,459	-
Deferred tax liabilities	12,013	-
Total non-current liabilities	$603,472	$-

TOTAL LIABILITIES	$1,494,225	$21,162

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 81,551,838 and 73,319,800 shares issued and outstanding as of December 31, 2023 and December 31, 2022	8,155	7,332
Additional paid-in capital	10,467,687	1,413,268
Accumulated other comprehensive loss	(320,441)	-
Accumulated deficit	(7,896,023)	(564,072)
Non-controlling interest	(629)	-

TOTAL STOCKHOLDERS’ EQUITY	$2,258,749	$856,528

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,752,974	$877,690

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	For the year ended December 31, 2023	For the year ended December 31, 2022
	Audited	Audited

REVENUE	$3,109,515	$-

COST OF REVENUE	(105,547)	-

GROSS PROFIT	$3,003,968	$-

SHARE OF LOSS FROM OPERATION OF ASSOCIATE	(152)	-

OTHER INCOME	$13,109	$14,080

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(2,901,636)	$(122,283)

INCOME/(LOSS) BEFORE INCOME TAX	$115,289	$(108,203)

INCOME TAX EXPENSES	(96,712)	(3,999)

NET INCOME/(LOSS)	$18,577	$(112,202)
Net income attributable to non-controlling interest	637	-

NET INCOME/(LOSS) ATTRIBUTED TO COMMON SHAREHOLDERS OF ASIAFIN HOLDINGS CORP.	19,214	(112,202)

Other comprehensive income:
- Foreign currency translation loss	(60,389)	-

TOTAL COMPREHENSIVE LOSS	$(41,175)	$(112,202)

NET INCOME/(LOSS) PER SHARE, BASIC AND DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	80,356,501	73,319,800

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2021	73,319,800	$7,332	$1,413,268	$(451,870)	$-	$968,730
Net loss for the period	-	-	-	(6,365)	-	(6,365)
Balance as of March 31, 2022	73,319,800	7,332	1,413,268	(458,235)	-	962,365
Net loss for the period	-	-	-	(38,308)	-	(38,308)
Balance as of June 30, 2022	73,319,800	$7,332	$1,413,268	$(496,543)	$-	$924,057
Net loss for the period	-	-	-	(10,879)	-	(10,879)
Balance as of September 30, 2022	73,319,800	$7,332	$1,413,268	$(507,422)	$-	$913,178
Net loss for the period	-	-	-	(56,650)	-	(56,650)
Balance as of December 31, 2022	73,319,800	$7,332	$1,413,268	$(564,072)	$-	$856,528

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE LOSS	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	73,319,800	$7,332	$1,413,268	$(564,072)	$-	$-	$856,528
Issuance of share for acquisition of StarFIN Holdings Limited on February 23, 2023	8,232,038	823	9,054,419	(7,351,165)	(260,052)	-	1,444,025

Net loss for the period	-	-	-	(334,636)	-	-	(334,636)
Foreign currency translation	-	-	-	-	(4,653)	-	(4,653)
Balance as of March 31, 2023	81,551,838	8,155	10,467,687	(8,249,873)	(264,705)	-	1,961,264
Net loss for the period	-	-	-	(9,274)	-	-	(9,274)
Foreign currency translation	-	-	-	-	(71,005)	-	(71,005)
Balance as of June 30, 2023	81,551,838	$8,155	$10,467,687	$(8,259,147)	$(335,710)	$-	$1,880,985
Effect on acquisition of TellUS Report Sdn Bhd	-	-	-	-	-	8	8
Net loss for the period	-	-	-	(74,394)	-	(197)	(74,591)
Foreign currency translation	-	-	-	-	(8,636)	-	(8,636)
Balance as of September 30, 2023	81,551,838	$8,155	$10,467,687	$(8,333,541)	$(344,346)	$(189)	$1,797,766
Net income for the period	-	-	-	437,518	-	(440)	437,078
Foreign currency translation	-	-	-	-	23,905	-	23,905
Balance as of December 31, 2023	81,551,838	$8,155	$10,467,687	$(7,896,023)	$(320,441)	$(629)	$2,258,749

See accompanying notes to consolidated financial statements

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	For the Year Ended December 31,
	2023	2022
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/loss	$19,214	$(112,202)
Minority interest	(637)	-
Share of loss from operation of associate	152	-

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	133,024	-
Provision for credit loss allowance	55,076	-

Changes in operating assets and liabilities:
Account payable	1,176	(4,200)
Account receivable	(412,818)	-
Prepayment, deposits and other receivables	83,387	(1,751)
Other payables and accrued liabilities	(64,649)	8,805
Deferred revenue	(71,705)	-
Tax assets	298,842	-
Deferred income tax assets	3,912	-
Income tax payable	(196,833)	3,357
Change in lease liability	(58,595)	-
Net cash used in operating activities	(210,454)	(105,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(32,479)	-
Net cash used in investing activities	(32,479)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to director	(62,793)	-
Repayment of hire purchase	(11,173)	-
Advances to related companies	(612)	-
Net cash used in financing activities	(74,578)	-

Effect of exchange rate changes in cash and cash equivalents	(28,471)	-

Net changes in cash and cash equivalents	(345,982)	(105,991)
Cash and cash equivalents, beginning of year	1,580,170	980,681

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,234,188	$874,690

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$104,691	$642
Cash paid for interest	$391	$-

Remark: Please note that the variance between the closing balance of Cash and Cash Equivalents for the year ended December 31, 2022 and the beginning balance of Cash and Cash Equivalents for the year ended December 31, 2023 is due to the net cash inflow from the acquisition of StarFIN Holdings Limited on February 23, 2023 amounting to $705,480.

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiaries which the Company controls and entities for which the Company is the primary beneficiary. For those consolidated subsidiaries where the Company’s ownership is less than 100%, the outside shareholders’ interests are shown as non-controlling interests in equity. Acquired businesses are included in the consolidated financial statements from the date on which control is transferred to the Company. Subsidiaries are deconsolidated from the date that control ceases. All inter-company accounts and transactions have been eliminated in consolidation.

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

Our deposit in Malaysia banks are secured by Perbadanan Insurans Deposit Malaysia, compensating up to a limit of Malaysia Ringgit MYR250,000 per deposit per member bank, which is equivalent to $54,476, if any of our bank fail.

Property, Plant and Equipment

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

As reflected in the accompanying financial statements, for the year ended December 31, 2023, the Company generated a net income of $19,214 and negative operating cash flow of $210,454. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the year ended December 31
	2023	2022
Period-end MYR : US$1 exchange rate	4.59	4.40
Period-average MYR : US$1 exchange rate	4.57	4.40
Period-end HK$ : US$1 exchange rate	7.75	7.81
Period-average HK$ : US$1 exchange rate	7.75	7.83

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivable, deposits and other receivables, amount due to related parties, trade payables and other payables approximate at their fair values because of the short-term nature of these financial instruments.

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

As of December 31, 2023, and 2022, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Cash and cash equivalents	$705,480
Trade receivables, net	676,396
Deposits paid, prepayments and other receivables	202,414
Tax assets	539,969
Investment in Associates – Murni StarFIN Sdn Bhd	8,657
Property, plant and equipment, net	585,816
Trade payable	(24,736)
Accrued expenses and other payables	(734,476)
Deferred tax liabilities	(213,524)
Hire purchase loan	(16,554)
Amount due to directors	(283,703)
Amount due to related parties	(1,673)
Adjustment for foreign exchange fluctuation	260,052
Fair value of StarFIN Holdings Limited	$1,704,118
Fair value of consideration	(9,055,242)
Goodwill	$7,351,124
Goodwill impairment	(7,351,124)

4. TRADE RECEIVABLE

	As of December 31, 2023	As of December 31, 2022
Trade receivable, gross	$1,059,766	$-
Allowance for expected credit loss	(55,076)	-
Trade receivable, net	$1,004,690	$-

5. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	As of December 31, 2023	As of December 31, 2022
Prepaid expenses	$34,717	$-
Other receivables	33,578	3,000
Other deposits	30,952	-
Purchase in advance	14,886	-
Total	$114,133	$3,000

The rental deposits represent the deposit of the tenancy agreements.

Prepaid expenses include website domain, third party software maintenance and subscription, rental, employee and motor vehicle insurance.

Other receivables includes receivables from management of car park for director and employees.

Other deposits primarily consist of deposit made for security deposit for renovation.

6. PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31, 2023	As of December 31, 2022
Computer systems	$259,798	$-
Furniture and fittings	79,933	-
Electrical fittings	9,808	-
Handphone	51,000	-
Office equipment	93,578	-
Renovation	83,097	-
Motor vehicle	364,726	-
Property	403,120	-
Total property, plant and equipment	$1,345,060	$-
Less: Accumulated depreciation	(824,844)	-
Total property, plant and equipment, net	$520,216	$-

	For the year ended December 31, 2023	For the year ended December 31, 2022
Investment in computer systems	$17,874	$-
Investment in furniture and fittings	371	-
Investment in electrical fittings	278
Investment in handphone	3,393	-
Investment in office equipment	6,497	-
Investment in renovation	4,066	-
Total investment in property and plant	$32,479	$-

Depreciation for the period	74,429	$-

For the year ended December 31, 2023, the Company acquired a property amounted $420,225 financed through loan from director which is unsecured, non-interest bearing and payable on demand and cash in hand.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31, 2023	As of December 31, 2022
Accrued expenses	$351,036	$17,805
Other payable	57,503	-
Receipt in advance	178,056	-
Total	$586,595	$17,805

Accrued expenses consist of outstanding audit fee, employee claims and salary, service tax and miscellaneous expenses.

Other payable includes primarily payable to third parties.

Receipt in advance consist of monies received from customer but have yet to satisfied performance obligation.

8. AMOUNT DUE TO DIRECTOR

As of December 31, 2023, the Company had an outstanding amount due to director amounted $209,747, mainly consist of a loan from Mr. Wong Kai Cheng for the acquisition of property.

Aforementioned amount is unsecured, non-interest bearing and payable on demand.

9. AMOUNT DUE TO A RELATED PARTIES

As of December 31, 2023, the Company has an outstanding amount due to a number of related companies with common director and shareholder pertaining to miscellaneous expenses made by these related parties on behalf in aggregate amounted $1,000.

Aforementioned amount is unsecured, non-interest bearing and payable on demand.

10. HIRE PURCHASE

On April 30, 2021, the Company through subsidiary acquired a motor vehicle amounted $69,148 financed by $36,006 hire purchase loan for 36 months at a fixed flat rate of 1.88% per annum with first installment commencing June 5, 2021 and monthly installment amounted approximately $1,063. Remaining balance finance through cash in hand.

For the year ended December 31, 2023, the Company repaid $11,173 in hire purchase loan with an outstanding $4,759 as of December 31, 2023.

Maturities of the loan for the remaining one year are as follows:

Year ending December 31
2024	$4,759
Total	$4,759

11. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Purchase price allocation pertaining to acquisition of StarFIN Holdings Limited	$134,807
New lease recognized	68,888
Amortization for the year ended December 31, 2023	(58,595)
Adjustment for exercising option	511,969
Adjustment for foreign currency translation difference	(5,216)
Balance as of December 31, 2023	$651,853

Lease Liability
Purchase price allocation pertaining to acquisition of StarFIN Holdings Limited	$134,807
New lease recognized	68,888
Imputed interest for the year ended December 31, 2023	35,096
Gross repayment for the year ended December 31, 2023	(93,691)
Adjustment for exercising option	511,969
Adjustment for foreign currency translation difference	(5,216)
Balance as of December 31, 2023	651,853

Lease liability current portion	60,394
Lease liability non-current portion	$591,459

Other information:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$93,691	$-
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	8.71	-
Weighted average discount rate for operating lease	5.40%	-%

12. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2023 and 2022, the Company has following transactions with related parties:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Purchases
- Insite MY International, Inc.	$40,235	$-

Leasing
- Office space leasing	93,691	-

Total	$133,926	$-

Our Chief Executive Officer, Mr. Wong Kai Cheong is a majority shareholder of Insite MY International, Inc. For the year ended December 31, 2023, the Company has paid $93,691 to Ms. Tan Siew Meng, spouse of our Chief Executive Officer, Mr. Wong Kai Cheong pertaining to leasing of office space.

13. CONCENTRATION OF RISK

(a)	Major Customers

For the year ended December 31, 2023, the Company generated total revenue of $3,109,515, of which no customers accounted for more than 10% of the Company’s total revenue. For the year ended December 31, 2022, the Company does not generate any revenue and hence there was no customer accounted for more than 10% of the Company’s revenue.

(b)	Major Suppliers

For the year ended December 31, 2023, the Company incurred cost of revenue of $105,547, of which two suppliers accounted for more than 10% of the Company’s cost of revenue. For the year ended December 31, 2022, the Company does not incur any cost of revenue and hence there was no supplier accounted for more than 10% of the Company’s cost of revenue. The suppliers who accounted for more than 10% of the Company’s cost of revenue and its outstanding payable balance at period-end is presented below:

	For the years ended December 31
	2023	2022	2023	2022	2023	2022
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Supplier A	$40,235	$-	38%	-%	$19,467	$-
Supplier B	45,846	-	43%	-%	4,665	-
Others	19,466	-	19%	-%	768	-
Total	$105,547	$-	100%	-%	$24,900	$-

Our Chief Executive Officer, Mr. Wong Kai Cheong is a majority shareholder of Supplier A.

14. INCOME TAXES

The loss before income taxes of the Company for the years ended December 31, 2023 and 2022 were comprised of the following:

	For the years ended December 31
	2023	2022
Tax jurisdictions from:
- Local	$(222,011)	$(54,670)
- Foreign, representing:
Hong Kong	(45,768)	(29,861)
British Virginia Island (non-taxable jurisdiction)	(2,550)	-
Labuan, Malaysia (non-taxable jurisdiction)	(30,131)	(23,672)
Malaysia	415,749	-
Income before income taxes	$115,289	$(108,203)

Provision for income taxes consisted of the following:

	For the years ended December 31
	2023	2022
Current:
- Local	$-	$-
- Foreign	$(96,712)	$(3,999)

Deferred tax assets:
- Local	$-	$-
- Foreign	$43	$-

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$12,013	$-

Income tax payable:
- Local	$-	$-
- Foreign	$3,358	$-

Income tax assets:
- Local	$-	$-
- Foreign	$219,698	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years presented, the Company has a number of subsidiaries that operates in various countries: United States, Hong Kong, British Virginia Island and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2023, the operations in the United States of America incurred $724,447 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance of approximately $152,134 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

AsiaFIN Holdings Corp. is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 8.25% on its assessable income.

Labuan

Under the current laws of the Labuan, AsiaFIN Holdings Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 24% of net audited profit.

Malaysia

All Malaysia companies are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2023 tax rate for company with paid-up capital of MYR2,500,000 (approximately $544,757) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR600,000 (approximately $130,742) taxable profit with the remaining balance being taxed at 24%.

As of December 31, 2023, the operations in Malaysia generated $7,027,929 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $1,194,748 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

No dividend was declared for the year ended December 31, 2023.

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

	For the Year Ended and As of December 31, 2023
By Business Unit	Information Technology Business	Total
Revenue	$3,109,515	$3,109,515

Cost of revenue	(105,547)	(105,547)

Gross profit	$3,003,968	$3,003,968

Share of loss from operation of associate	(152)	(152)

Selling, general and administrative expenses and other income	(2,888,527)	(2,888,527)

Profit from operations	115,289	115,289

Total assets	$3,752,974	$3,752,974
Capital expenditure	$32,479	$32,479

	For the Year Ended and As of December 31, 2023
By Country	Malaysia	Non-Malaysia	Total
Revenue	$3,109,515	$-	$3,109,515

Cost of revenue	(105,547)	-	(105,547)

Gross profit	$3,003,968	$-	$3,003,968

Share of loss from operation of associate	(152)	-	(152)

Selling, general and administrative expenses and other income	(2,642,198)	(246,329)	(2,888,527)

Profit/(Loss) from operations	361,618	(246,329)	115,289

Total assets	$3,717,927	$35,047	$3,752,974
Capital expenditure	$32,479	$-	$32,479

	For the Year Ended and As of December 31, 2022
By Business Unit	Information Technology Business	Total
Revenue	$-	$-

Cost of revenue	-	-

Gross profit	$-	$-

General and administrative expenses and other income	(108,203)	(108,203)

Loss from operations	(108,203)	(108,203)

Total assets	$877,690	$877,690
Capital expenditure	$-	$-

	For the Year Ended and As of December 31, 2022
By Country	Malaysia	Non-Malaysia	Total
Revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	$-	$-	$-

General and administrative expenses and other income	(23,672)	(84,531)	(108,203)

Loss from operations	(23,672)	(84,531)	(108,203)

Total assets	$848,739	$28,951	$877,690
Capital expenditure	$-	$-	$-

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023 up through the date the Company presented these audited financial statements.

On January 3, 2024, AsiaFIN Holdings Corp., the Malaysia Company, a wholly owned subsidiary of the Company entered into a joint venture agreement (herein referred to as the “Agreement”) with Greenpro KSP Holdings Group Co., Ltd. (herein referred to as the “GPKSP”).

Pursuant to the Agreement, both parties have agreed to incorporate a new company, KSP AsiaFIN Co., Ltd (herein referred to as the “KSP AsiaFIN”). The Company agreed to acquire 49% equity stake in KSP AsiaFIN for THB2,450,000 (approximately $70,000). KSP AsiaFIN is set to exclusively distribute and implement OrangeWorkforce, Robotic Process Automation (RPA) solution developed by OrangeFIN Asia Sdn Bhd, a wholly subsidiary under the Company for the market in Thailand and Laos.

