Form 10-Q
period 2024-03-31
ASIAFIN HOLDINGS CORP.
filed 2024-05-10
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2024
Common Stock, $0.0001 par value	81,551,838

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023 (audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of March 31, 2024	As of December 31, 2023
	Unaudited	Audited

ASSETS
Current assets
Cash and cash equivalents	$1,281,771	$1,234,188
Trade receivables, net	653,290	1,004,690
Prepayment, deposits and other receivables	125,157	114,133
Tax assets	244,439	219,698
Total current assets	$2,304,657	$2,572,709

Non-current Assets
Right-of-use assets, net	$618,906	$651,853
Property, plant and equipment, net	499,703	520,216
Deferred income tax assets	42	43
Investment in associates	33,795	8,153
Total non-current assets	$1,152,446	$1,180,265

TOTAL ASSETS	$3,457,103	$3,752,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$678,261	$586,595
Trade payable (including $18,912 and $19,467 of trade payable from related party as of March 31, 2024, and December 31, 2023, respectively)	26,056	24,900
Income tax payable	3,358	3,358
Amount due to director	187,959	209,747
Amount due to related parties	748	1,000
Hire purchase – current portion	1,861	4,759
Lease liability – current portion	59,469	60,394
Total current liabilities	$957,712	$890,753

Non-current liabilities
Lease liability – non-current portion	559,437	591,459
Deferred tax liabilities	11,671	12,013
Total non-current liabilities	$571,108	$603,472

TOTAL LIABILITIES	$1,528,820	$1,494,225

STOCKHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 81,551,838 and 81,551,838 shares issued and outstanding as of March 31, 2024 and December 31, 2023	8,155	8,155
Additional paid-in capital	10,467,687	10,467,687
Accumulated other comprehensive loss	(369,391)	(320,441)
Accumulated deficit	(8,174,134)	(7,896,023)
Non-controlling interest	(4,034)	(629)

TOTAL STOCKHOLDERS’ DEFICIT	$1,928,283	$2,258,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,457,103	$3,752,974

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended March 31, 2024	Three months ended March 31, 2023

REVENUE	519,752	$474,802

COST OF REVENUE (including $27,234 and $23,877 of cost of service revenue to related party for the three months ended March 31, 2024 and 2023, respectively)	(33,834)	(53,662)

GROSS PROFIT	485,918	$421,140

SHARE OF LOSS FROM OPERATION OF ASSOCIATE	(9,599)	-

OTHER INCOME	1,994	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $22,712 and $24,202 of selling, general and administrative expenses to related party for the three months ended March 31, 2024 and 2023, respectively)	(759,829)	$(755,776)

LOSS BEFORE INCOME TAX	(281,516)	$(334,636)

INCOME TAX EXPENSES	-	-

NET LOSS	(281,516)	$(334,636)
Net income attributable to non-controlling interest	3,405	-

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF ASIAFIN HOLDINGS CORP.	(278,111)	(334,636)

Other comprehensive income:
- Foreign currency translation loss	(48,950)	(4,653)

TOTAL COMPREHENSIVE LOSS	(327,061)	$(339,289)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	81,551,838	$76,612,615

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	73,319,800	$7,332	$1,413,268	$(564,072)	$-	$856,528
Issuance of share for acquisition of StarFIN Holdings Limited on February 23, 2023	8,232,038	823	9,054,419	(7,351,165)	(260,052)	1,444,025
Net loss for the period	-	-	-	(334,636)	-	(334,636)
Foreign currency translation	-	-	-	-	(4,653)	(4,653)
Balance as of March 31, 2023	81,551,838	$8,155	$10,467,687	$(8,249,873)	$(264,705)	$1,961,264

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	81,551,838	$8,155	$10,467,687	$(7,896,023)	$(320,441)	$(629)	$2,258,749
Net loss for the period	-	-	-	(278,111)	-	(3,405)	(281,516)
Foreign currency translation	-	-	-	-	(48,950)	-	(48,950)
Balance as of March 31, 2024	81,551,838	$8,155	$10,467,687	$(8,174,134)	$(369,391)	$(4,034)	$1,928,283

See accompanying notes to unaudited condensed consolidated financial statements

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,111)	$(334,636)
Minority interest	(3,405)	-
Share of loss from operation of associate	9,599	-

Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation and amortization	28,032	44,985
Provision for credit loss allowance	29,278	-

Changes in operating assets and liabilities:
Account payable	1,862	40,862
Account receivable	291,364	210,521
Prepayment, deposits and other receivables	(7,966)	114,166
Other payables and accrued liabilities	(66,897)	287,725
Deferred revenue	168,309	161,643
Tax assets	(30,942)	(12,811)
Change in lease liability	(14,346)	(22,588)

Net cash provided by operating activities	$126,777	$489,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,006)	(11,395)
Investment in associate	(35,473)	-

Net cash used in financing activities	$(43,479)	$(11,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to director	(15,846)	(17,077)
Repayment of hire purchase	(2,757)	(2,866)
Advances to related companies	(224)	(177)
Dividend paid	-	(387,076)

Net cash used in financing activities	$(18,827)	$(407,196)

Effect of exchange rate changes on cash and cash equivalents	$(16,888)	$(3,713)

Net increase in cash and cash equivalents	$47,583	$67,563
Cash and cash equivalents, beginning of year	1,234,188	1,580,170

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,281,771	$1,647,733

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$29,404	$21,972
Cash paid for interest paid	$776	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

AsiaFIN Holdings Corp. (“the Company”) was incorporated under the jurisdiction of Nevada on June 14, 2019. The Company, through its wholly owned subsidiaries, provides information technology services. Details of the Company’s subsidiaries and associate:

No.	Subsidiary Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	AsiaFIN Holdings Corp.	Labuan at July 15, 2019	1 shares of common stock	Investment holding company

2	AsiaFIN Holdings Limited	Hong Kong at July 5, 2019	1 shares of common stock	Investment holding company

3	StarFIN Holdings Limited	British Virgin Island at August 19, 2021	10,000 shares of common stock	Investment holding company

4	Insite MY Holdings Sdn Bhd (FKA StarFIN Asia Sdn Bhd)	Malaysia at May 24, 2018	11,400,102 shares of common stock	Investment holding company

5	OrangeFIN Academy Sdn Bhd (FKA Insite MY.Com Sdn Bhd)	Malaysia at February 2, 2000	100,000 shares of common stock	Provision of business system integration and management services
`
6	Insite MY Systems Sdn Bhd	Malaysia at January 18, 2000	500,000 shares of common stock	Provision of information technology services

7	Insite MY Innovations Sdn Bhd	Malaysia at January 18, 2010	540,000 shares of common stock	Provision of information technology services

8	OrangeFIN Asia Sdn Bhd	Malaysia at January 25, 2018	50,000 shares of common stock	Provision of computer programming activities and services

9	TellUS Report Sdn Bhd	Malaysia at September 22, 2023	100 shares of common stock	Provision of information technology services

No.	Associate Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Murni StarFIN Sdn Bhd	Malaysia at September 9, 2022	100,000 shares of common stock	Provision of information technology services

2	KSP AsiaFIN Co., Ltd. (FKA KSP StarFIN Co., Ltd.)	Thailand at August 11, 2023	50,000 shares of common stock	Provision of information technology services

Mr. Wong Kai Cheong is the common director of all of aforementioned companies except KSP AsiaFIN Co., Ltd.

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

Our deposit in Malaysia banks are secured by Perbadanan Insurans Deposit Malaysia, compensating up to a limit of Malaysia Ringgit MYR250,000 per deposit per member bank, which is equivalent to $52,822, if any of our bank fail.

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

Credit losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables. Management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, management believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

Investment in associate

In accordance with ASC Topic 321, “Investments – Equity Securities”, the Company measures the investment in associate without a readily determinable fair value at its cost minus impairment, if any. The Company reassess at each reporting period whether the equity investment without a readily determinable fair value qualifies to be measured at fair value. The measurement of those securities at fair value shall be irrevocable. Any resulting gains or losses on the investment in associate for which that measurement is made shall be recorded in earnings at that time. At each reporting period, the Company makes a qualitative assessment on the investment in associate considering impairment indicators to evaluate whether the investment is impaired. If an equity security without a readily determinable fair value is impaired, the Company shall include an impairment loss in net income equal to the difference between the fair value of the investment and its carrying amount.

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

As reflected in the accompanying financial statements, for the three months ended March 31, 2024, the Company incurred a net loss of $278,111 and positive operating cash flow of $126,777. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary maintains its books and record in Malaysia Ringgits (“MYR”), United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Thailand Baht (“THB”), which is the respective functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the period three months ended March 31
	2024	2023
Period-end MYR : US$1 exchange rate	4.72	4.42
Period-average MYR : US$1 exchange rate	4.73	4.39
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-end THB : US$1 exchange rate	36.37	-
Period-average THB : US$1 exchange rate	35.86	-

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

As of March 31, 2024, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

3. BUSINESS COMBINATIONS

On December 22, 2022, the Company acquired 100% equity interest in StarFIN Holdings Limited in exchange, the Company issued 8,232,038 restricted shares of the Company’s common stock, valued at $9,055,242. The consideration was derived from an agreed valuation of SFHL at $9,055,242. The acquisition was consummated on January 20, 2023.

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

Cash and cash equivalents	$705,480
Trade receivables, net	676,396
Deposits paid, prepayments and other receivables	202,414
Tax assets	539,969
Investment in Associates – Murni StarFIN Sdn Bhd	8,657
Property, plant and equipment, net	585,816
Trade payable	(24,736)
Accrued expenses and other payables	(734,476)
Deferred tax liabilities	(213,524)
Hire purchase loan	(16,554)
Amount due to directors	(283,703)
Amount due to related parties	(1,673)
Adjustment for foreign exchange fluctuation	260,052
Fair value of StarFIN Holdings Limited	$1,704,118
Fair value of consideration	(9,055,242)
Goodwill	$7,351,124
Goodwill impairment	(7,351,124)

4. TRADE RECEIVABLE, NET

	As of March 31, 2024	As of December 31, 2023
Trade receivable, gross	$737,644	$1,059,766
Allowance for expected credit loss	(84,354)	(55,076)
Trade receivable, net	$653,290	$1,004,690

5. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	As of March 31, 2024	As of December 31, 2023
Rental deposits	$2,159	$-
Prepaid expenses	49,245	34,717
Other receivables	32,691	33,578
Other deposits	27,242	30,952
Purchase in advance	13,820	14,886
Total	$125,157	$114,133

The rental deposits represent the deposit of the tenancy agreements.

Prepaid expenses include website domain, third party software maintenance and subscription, rental, employee and motor vehicle insurance.

Other receivables include receivables from service tax and management of car park for director and employees.

Other deposits primarily consist of deposit made for security deposit for renovation.

6. PROPERTY, PLANT AND EQUIPMENT, NET

	As of March 31, 2024	As of December 31, 2023
Computer systems	$256,915	$259,798
Furniture and fittings	77,655	79,933
Electrical fittings	9,529	9,808
Handphone	53,048	51,000
Office equipment	90,912	93,578
Renovation	80,729	83,097
Motor vehicle	354,334	364,726
Investment property	391,634	403,120
Total property, plant and equipment	$1,314,756	$1,345,060
Less: Accumulated depreciation	(815,053)	(824,844)
Total property, plant and equipment, net	$499,703	$520,216

	For three months ended March 31, 2024	For the year ended December 31, 2023
Investment in computer systems	$4,511	$17,874
Investment in furniture and fittings	-	371
Investment in electrical fittings	-	278
Investment in handphone	3,495	3,393
Investment in office equipment	-	6,497
Investment in renovation	-	4,066
Investment in investment property	-	-
Total investment in property and plant	$8,006	$32,479

Depreciation for the period	13,686	$74,429

For the year ended December 31, 2023, the Company acquired an investment property amounted $420,225 financed through loan from director which is unsecured, non-interest bearing and payable on demand and cash in hand.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of March 31, 2024	As of December 31, 2023
Accrued expenses	$292,096	$351,036
Other payable	44,519	57,503
Receipt in advance	341,646	178,056
Total	$678,261	$586,595

Accrued expenses consist of outstanding audit fee, employee claims and salary, service tax and miscellaneous expenses.

Other payable includes primarily payable to third parties and service tax payable.

Receipt in advance consist of monies received from customer but have yet to satisfied performance obligation.

8. AMOUNT DUE TO DIRECTOR

As of March 31, 2024, the company had an outstanding amount due to director amounting $187,959, mainly consist of a loan from Mr. Wong Kai Cheng for the acquisition of property.

Aforementioned amount is unsecured, interest bearing and payable on demand.

9. AMOUNT DUE TO RELATED PARTIES

As of March 31, 2024, the Company has an outstanding amount due to a number of related companies with common director and shareholder pertaining to miscellaneous expenses made by these related parties on behalf in aggregate amounted $748.

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

For the three months ended March 31, 2024, the Company repaid $2,757 in hire purchase loan with an outstanding $1,861 as of March 31, 2024.

Maturities of the loan for the remaining one year are as follows:

Year ending December 31
2024	$1,861
Total	$1,861

11. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of December 31, 2023	$651,853
Amortization for the three months ended March 31, 2024	(14,346)
Adjustment for foreign currency translation difference	(18,601)
Balance as of March 31, 2024	$618,906

Lease Liability
Balance as of December 31, 2023	$651,853
Imputed interest for the three months ended March 31, 2024	8,366
Gross repayment for the three months ended March 31, 2024	(22,712)
Adjustment for foreign currency translation difference	$(18,601)
Balance as of March 31, 2024	$618,906

Lease liability current portion	59,469
Lease liability non-current portion	$559,437

Other information:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$22,712	$24,202
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	8.46	1.35
Weighted average discount rate for operating lease	5.40%	5.40%

12. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2024 and 2023, the Company has following transactions with related parties:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Purchases
- Insite MY International, Inc.	$27,234	$23,877

Leasing
- Office space leasing	22,712	24,202

Total	$49,946	$48,079

Our Chief Executive Officer, Mr. Wong Kai Cheong is a majority shareholder of Insite MY International, Inc.

For the three months ended March 31, 2024 and 2023, the Company has paid $22,712 and $24,202 respectively to Ms. Tan Siew Meng, spouse of our Chief Executive Officer, Mr. Wong Kai Cheong pertaining to leasing of office space.

13. CONCENTRATION OF RISK

(a)	Major Customers

For the three months ended March 31, 2024, the Company generated total revenue of $519,752, of which one customer accounted for more than 10% of the Company’s total revenue. For the three months ended March 31, 2023, the Company generated total revenue of $474,802, of which four customers accounted for more than 10% of the Company’s total revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the three months ended March 31
	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer A	$-	$97,543	-%	21%	$-	$-
Customer B	-	78,464	-%	17%	-	207,487
Customer C	-	72,861	-%	15%	-	-
Customer D	-	54,145	-%	11%	-	56,991
Customer E	61,307	-	12%	-%	33,061	-
Others	458,445	171,789	88%	36%	704,583	264,201
Total	$519,752	$474,802	100%	100%	$737,644	$528,679

(b)	Major Suppliers

For the three months ended March 31, 2024, the Company incurred cost of revenue of $33,834, of which two suppliers accounted for more than 10% of the Company’s cost of revenue. For the three months ended March 31, 2023, the Company incurred cost of revenue of $53,662, of which four suppliers accounted for more than 10% of the Company’s cost of revenue. The suppliers who accounted for more than 10% of the Company’s cost of revenue and its outstanding payable balance at period-end is presented below:

	For the three months ended March 31
	2024	2023	2024	2023	2024	2023
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Supplier A	$27,234	$23,877	80%	44%	$18,912	$20,199
Supplier B	-	13,422	-%	25%	-	40,715
Supplier C	-	7,286	-%	14%	-	-
Supplier D	-	6,831	-%	13%	-	-
Supplier E	5,958	-	18%	-%	3,429	-
Others	642	2,246	2%	4%	3,715	4,283
Total	$33,834	$53,662	100%	100%	$26,056	$65,197

Our Chief Executive Officer, Mr. Wong Kai Cheong is a majority shareholder of Supplier A.

14. INCOME TAXES

The loss before income taxes of the Company for the three months ended March 31, 2024 and 2023 were comprised of the following:

	For the three months ended March 31
	2024	2023
Tax jurisdictions from:
- Local	$(15,868)	$(121,039)
- Foreign, representing:
Hong Kong	(3,893)	(10,189)
British Virginia Island (non-taxable jurisdiction)	(400)	(300)
Labuan, Malaysia (non-taxable jurisdiction)	(10,397)	2,031
Malaysia	(250,958)	(205,139)
Loss before income taxes	$(281,516)	$(334,636)

Provision for income taxes consisted of the following:

	For the three months ended March 31
	2024	2023
Current:
- Local	$-	$-
- Foreign	$-	$-

Deferred tax assets:
- Local	$-	$-
- Foreign	$42	$-

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$11,671	$9,250

Income tax payable:
- Local	$-	$-
- Foreign	$3,358	$206,643

Income tax assets:
- Local	$-	$-
- Foreign	$244,439	$549,319

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the period presented, the Company has a number of subsidiaries that operates in various countries: United States, Hong Kong, British Virginia Island and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2024, the operations in the United States of America incurred $740,315 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2044, if unutilized. The Company has provided for a full valuation allowance of approximately $155,466 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

AsiaFIN Holdings Corp. is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 8.25% on its assessable income.

Labuan

Under the current laws of the Labuan, AsiaFIN Holdings Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 24% of net audited profit.

Malaysia

All Malaysia companies are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2024 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $529,235) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 600,000 (approximately $126,772) taxable profit with the remaining balance being taxed at 24%.

As of March 31, 2024, the operations in Malaysia incurred $7,267,980 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $1,235,557 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

No dividend was declared for the three months ended March 31, 2024.

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

	For the Three Months Ended and As of March 31, 2024
By Business Unit	Information Technology Business	Total
Revenue	$519,752	$519,752

Cost of revenue	(33,834)	(33,834)

Gross profit	$485,918	$485,918

Share of loss from operation of associate	(9,599)	(9,599)

Selling, general and administrative expenses and other income	(757,835)	(757,835)

Loss from operations	(281,516)	(281,516)

Total assets	$3,457,103	$3,457,103
Capital expenditure	$43,479	$43,479

	For the Three Months Ended and As of March 31, 2024
By Country	Malaysia	Non-Malaysia	Total
Revenue	$519,752	$-	$519,752

Cost of revenue	(33,834)	-	(33,834)

Gross profit	$485,918	$-	$485,918

Share of loss from operation of associate	(9,599)	-	(9,599)

Selling, general and administrative expenses and other income	(737,673)	(20,162)	(757,835)

Loss from operations	(261,354)	(20,162)	(281,516)

Total assets	$3,425,055	$32,048	$3,457,103
Capital expenditure	$43,479	$-	$43,479

	For the Three Months Ended and As of March 31, 2023
By Business Unit	Information Technology Business	Total
Revenue	$474,802	$474,802

Cost of revenue	(53,662)	(53,662)

Gross profit	$421,140	$421,140

Selling, general and administrative expenses and other income	(755,776)	(755,776)

Loss from operations	(334,636)	(334,636)

Total assets	$3,444,632	$3,444,632
Capital expenditure	$11,395	$11,395

	For the Three Months Ended and As of March 31, 2023
By Country	Malaysia	Non-Malaysia	Total
Revenue	$474,802	$-	$474,802

Cost of revenue	(53,662)	-	(53,662)

Gross profit	$421,140	$-	$421,140

Selling, general and administrative expenses and other income	(632,279)	(123,497)	(755,776)

Loss from operations	(211,139)	(123,497)	(334,636)

Total assets	$2,708,958	$735,674	$3,444,632
Capital expenditure	$11,395	$-	$11,395

18. SIGNIFICANT EVENTS

On January 3, 2024, the Malaysia Company, a wholly owned subsidiary of the Company entered into a joint venture agreement (herein referred to as the “Agreement”) with Greenpro KSP Holdings Group Co., Ltd. (herein referred to as the “GPKSP”).

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

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024 up through the date the Company presented these unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated March 22, 2024, for the year ended December 31, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of operations

Three months ended March 31, 2024 and 2023

Revenues

For the three months ended March 31, 2024, the Company generated revenue in the amount of $519,752. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the three months ended March 31, 2023, the Company generated revenue in the amount of $474,802. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

Selling, General and Administrative Expenses

For the three months ended March 31, 2024, the Company had selling, general and administrative expenses in the amount of $759,829. These were primarily comprised of salary expenses, audit fees and other professional fees.

For the three months ended March 31, 2023, the Company had selling, general and administrative expenses in the amount of $755,776. These were primarily comprised of salary expenses, audit fees, insurance and other professional fees.

Net Loss

For the three months ended March 31, 2024, the Company has incurred a net loss of $278,111.

For the three months ended March 31, 2023, the Company has incurred a net loss of $334,636.

Liquidity and Capital Resources

Three months ended March 31, 2024 and 2023

Cash Provided By Operating Activities

For the three months ended March 31, 2024, the Company has received $126,777 provided by operating activity, of which primarily consist of share of loss from operation of associate, depreciation and amortization, provision for credit loss allowance, increase in account payable, decrease in account receivable, increase in deferred revenue contra by net loss, minority interest, increase in prepayment, deposits and other receivables, decrease in other payables and accrued liabilities, decrease in tax assets and reduction in lease liability.

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

Cash Used In Investing Activities

For the three months ended March 31, 2024, the Company has invested $43,479 in investing activities, for the acquisition of computer systems and mobile phones and investment in associate.

For the three months ended March 31, 2023, the Company has invested $11,395 in investing activities for the acquisition of computer systems and office equipment.

Cash Used In Financing Activities

For the three months ended March 31, 2024, the Company has used $18,827 in financing activity, primarily consist of advances to director.

For the three months ended March 31, 2023, the Company has used $407,196 in financing activity, primarily consist of advances to director and dividend paid.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2024.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of March 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ending March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

AsiaFIN Holdings Corp.
(Name of Registrant)

Date: May 10, 2024	By:	/s/ Wong Kai Cheong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Cham Hui Yin
	Title:	Finance Manager
(Principal Financial Officer and Principal Accounting Officer)

-8-