Form 10-Q
period 2024-06-30
ASIAFIN HOLDINGS CORP.
filed 2024-08-07
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2024
Common Stock, $0.0001 par value	81,551,838

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023 (audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of June 30, 2024	As of December 31, 2023
	Unaudited	Audited

ASSETS
Current assets
Cash and cash equivalents	$1,153,748	$1,234,188
Trade receivables, net	537,453	1,004,690
Prepayment, deposits and other receivables	156,775	114,133
Tax assets	255,386	219,698
Total current assets	$2,103,362	$2,572,709

Non-current Assets
Right-of-use assets, net	$612,694	$651,853
Property, plant and equipment, net	500,927	520,216
Deferred income tax assets	42	43
Investment in associates	53,634	8,153
Total non-current assets	$1,167,297	$1,180,265

TOTAL ASSETS	$3,270,659	$3,752,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$773,143	$586,595
Trade payable (including $18,939 and $19,467 of trade payable from related party as of June 30, 2024, and December 31, 2023, respectively)	57,355	24,900
Income tax payable	3,358	3,358
Amount due to director	167,106	209,747
Amount due to related parties	691	1,000
Hire purchase – current portion	-	4,759
Lease liability – current portion	59,707	60,394
Deferred tax liabilities	8,466	-
Total current liabilities	$1,069,826	$890,753

Non-current liabilities
Lease liability – non-current portion	552,987	591,459
Deferred tax liabilities	3,222	12,013
Total non-current liabilities	$556,209	$603,472

TOTAL LIABILITIES	$1,626,035	$1,494,225

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 81,551,838 and 81,551,838 shares issued and outstanding as of June 30, 2024 and December 31, 2023	8,155	8,155
Additional paid-in capital	10,467,687	10,467,687
Accumulated other comprehensive loss	(368,014)	(320,441)
Accumulated deficit	(8,455,230)	(7,896,023)
Non-controlling interest	(7,974)	(629)

TOTAL STOCKHOLDERS’ EQUITY	$1,644,624	$2,258,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,270,659	$3,752,974

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
REVENUE	$542,475	$643,479	$1,062,228	$1,118,281

COST OF REVENUE (including $38,202 and $46,018 of cost of service revenue to related party for the three months ended June 30, 2024 and 2023, respectively; including $65,436 and $69,895 of cost of service revenue to related party for the six months ended June 30, 2024 and 2023, respectively)	(66,591)	(60,738)	(100,425)	(114,400)

GROSS PROFIT	475,884	582,741	961,803	1,003,881

SHARE OF LOSS FROM OPERATION OF ASSOCIATE	(15,488)	-	(25,087)	-

OTHER INCOME	2,260	8,208	4,253	7,587

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $22,888 and $23,273 of selling, general and administrative expenses to related party for the three months ended June 30, 2024 and 2023, respectively; including $45,600 and $47,475 of selling, general and administrative expenses to related party for the six months ended June 30, 2024 and 2023, respectively)	(747,692)	(629,942)	(1,507,521)	(1,385,097)

LOSS BEFORE INCOME TAX	(285,036)	(38,993)	(566,552)	(373,629)

INCOME TAX PROVISION	-	29,719	-	29,719

NET LOSS	(285,036)	(9,274)	(566,552)	(343,910)
Net income attributable to non-controlling interest	3,940	-	7,345	-

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF ASIAFIN HOLDINGS CORP.	(281,096)	(9,274)	(559,207)	(343,910)

Other comprehensive income:
- Foreign currency translation income/(loss)	1,377	(71,005)	(47,573)	(75,658)

TOTAL COMPREHENSIVE LOSS	(279,719)	(80,279)	(606,780)	(419,568)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	81,551,838	81,551,838	81,551,838	79,095,871

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	73,319,800	$7,332	$1,413,268	$(564,072)	$-	$856,528
Issuance of share for acquisition of StarFIN Holdings Limited on February 23, 2023	8,232,038	823	9,054,419	(7,351,165)	(260,052)	1,444,025
Net loss for the period	-	-	-	(334,636)	-	(334,636)
Foreign currency translation	-	-	-	-	(4,653)	(4,653)
Balance as of March 31, 2023	81,551,838	8,155	10,467,687	(8,249,873)	(264,705)	1,961,264
Net loss for the period	-	-	-	(9,274)	-	(9,274)
Foreign currency translation	-	-	-	-	(71,005)	(71,005)
Balance as of June 30, 2023	81,551,838	$8,155	$10,467,687	$(8,259,147)	$(335,710)	$1,880,985

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	81,551,838	$8,155	$10,467,687	$(7,896,023)	$(320,441)	$(629)	$2,258,749
Net loss for the period	-	-	-	(278,111)	-	(3,405)	(281,516)
Foreign currency translation	-	-	-	-	(48,950)	-	(48,950)
Balance as of March 31, 2024	81,551,838	8,155	10,467,687	(8,174,134)	(369,391)	(4,034)	1,928,283
Net loss for the period	-	-	-	(281,096)	-	(3,940)	(285,036)
Foreign currency translation	-	-	-	-	1,377	-	1,377
Balance as of June 30, 2024	81,551,838	$8,155	$10,467,687	$(8,455,230)	$(368,014)	$(7,974)	$1,644,624

See accompanying notes to unaudited condensed consolidated financial statements

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(559,207)	$(343,910)
Minority interest	(7,345)	-
Share of loss from operation of associate	25,087	-

Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation and amortization	56,390	88,735
Provision for credit loss allowance	26,207	-

Changes in operating assets and liabilities:
Account payable	33,025	17,518
Account receivable	410,988	45,073
Prepayment, deposits and other receivables	(39,132)	70,179
Other payables and accrued liabilities	(58,967)	153,188
Deferred revenue	253,806	131,523
Tax assets	(41,513)	227,448
Deferred income tax assets	-	4,302
Income tax payable	-	(200,413)
Change in lease liability	(28,774)	(44,537)

Net cash provided by operating activities	$70,565	$149,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(22,448)	(17,141)
Investment in associate	(70,790)	-

Net cash used in investing activities	$(93,238)	$(17,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to director	(36,899)	(30,397)
Repayment of hire purchase	(4,615)	(5,637)
Advances to related companies	(282)	(173)
Dividend paid	-	(378,931)

Net cash used in financing activities	$(41,796)	$(415,138)

Effect of exchange rate changes on cash and cash equivalents	$(15,971)	$(33,158)

Net increase in cash and cash equivalents	$(80,440)	$(316,331)
Cash and cash equivalents, beginning of year	1,234,188	1,580,170

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,153,748	$1,263,839

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$53,168	$53,272
Cash paid for interest paid	$1,470	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Our deposit in Malaysia banks are secured by Perbadanan Insurans Deposit Malaysia, compensating up to a limit of Malaysia Ringgit MYR250,000 per deposit per member bank, which is equivalent to $52,831, if any of our bank fail.

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

As reflected in the accompanying financial statements, for the six months ended June 30, 2024, the Company incurred a net loss of $559,207. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the period six months ended June 30
	2024	2023
Period-end MYR : US$1 exchange rate	4.72	4.67
Period-average MYR : US$1 exchange rate	4.73	4.49
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-end THB : US$1 exchange rate	36.85	-
Period-average THB : US$1 exchange rate	36.40	-

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

As of June 30, 2024, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Cash and cash equivalents	$705,480
Trade receivables, net	676,396
Deposits paid, prepayments and other receivables	202,414
Tax assets	539,969
Investment in Associates – Murni StarFIN Sdn Bhd	8,657
Property, plant and equipment, net	585,816
Trade payable	(24,736)
Accrued expenses and other payables	(734,476)
Deferred tax liabilities	(213,524)
Hire purchase loan	(16,554)
Amount due to directors	(283,703)
Amount due to related parties	(1,673)
Adjustment for foreign exchange fluctuation	260,052
Fair value of StarFIN Holdings Limited	$1,704,118
Fair value of consideration	(9,055,242)
Goodwill	$7,351,124
Goodwill impairment	(7,351,124)
Total goodwill	-

4. TRADE RECEIVABLE, NET

	As of June 30, 2024	As of December 31, 2023
Trade receivable, gross	$618,736	$1,059,766
Allowance for expected credit loss	(81,283)	(55,076)
Trade receivable, net	$537,453	$1,004,690

5. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	As of June 30, 2024	As of December 31, 2023
Prepaid expenses	60,890	34,717
Other receivables	32,690	33,578
Other deposits	29,964	30,952
Purchase in advance	33,231	14,886
Total	$156,775	$114,133

The rental deposits represent the deposit of the tenancy agreements.

Prepaid expenses include website domain, third party software maintenance and subscription, rental, employee and motor vehicle insurance.

Other receivables include receivables from service tax and management of car park for director and employees.

Other deposits primarily consist of deposit made for security deposit for renovation and car park deposit.

6. PROPERTY, PLANT AND EQUIPMENT, NET

	As of June 30, 2024	As of December 31, 2023
Computer systems	$269,703	$259,798
Furniture and fittings	77,864	79,933
Electrical fittings	9,542	9,808
Handphone	54,305	51,000
Office equipment	91,825	93,578
Renovation	80,844	83,097
Motor vehicle	354,837	364,726
Investment property	392,190	403,120
Total property, plant and equipment	$1,331,110	$1,345,060
Less: Accumulated depreciation	(830,183)	(824,844)
Total property, plant and equipment, net	$500,927	$520,216

	For six months ended June 30, 2024	For the year ended December 31, 2023
Investment in computer systems	$16,895	$17,874
Investment in furniture and fittings	98	371
Investment in electrical fittings	-	278
Investment in handphone	4,673	3,393
Investment in office equipment	782	6,497
Investment in renovation	-	4,066
Investment in investment property	-	-
Total investment in property and plant	$22,448	$32,479

Depreciation for the period	27,616	$74,429

For the year ended December 31, 2023, the Company acquired an investment property amounted $420,225 financed through loan from director which is unsecured, non-interest bearing and payable on demand and cash in hand.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of June 30, 2024	As of December 31, 2023
Accrued expenses	$290,998	$351,036
Other payable	54,092	57,503
Receipt in advance	428,053	178,056
Total	$773,143	$586,595

Accrued expenses consist of outstanding audit fee, employee claims and salary, service tax and miscellaneous expenses.

Other payable includes primarily payable to third parties and service tax payable.

Receipt in advance consist of monies received from customer but have yet to satisfied performance obligation.

8. AMOUNT DUE TO DIRECTOR

As of June 30, 2024, the company had an outstanding amount due to director amounting $167,106, mainly consist of a loan from Mr. Wong Kai Cheng for the acquisition of property.

Aforementioned amount is unsecured, interest bearing and payable on demand.

9. AMOUNT DUE TO RELATED PARTIES

As of June 30, 2024, the Company has an outstanding amount due to a number of related companies with common director and shareholder pertaining to miscellaneous expenses made by these related parties on behalf in aggregate amounted $691.

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

For the six months ended June 30, 2024, the Company repaid $4,615 in hire purchase loan with no outstanding amount as of June 30, 2024.

Maturities of the loan for the remaining one year are as follows:

Year ending December 31
2024	$-
Total	$-

11. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of December 31, 2023	$651,853
New right-of-use assets recognized	107,621
Amortization for the six months ended June 30, 2024	(28,774)
Adjustment for non-exercising option	(100,240)
Adjustment for foreign currency translation difference	(17,766)
Balance as of June 30, 2024	$612,694

Lease Liability
Balance as of December 31, 2023	$651,853
New lease liability recognized	107,621
Imputed interest for the six months ended June 30, 2024	16,826
Gross repayment for the six months ended June 30, 2024	(45,600)
Adjustment for non-exercising option	(100,240)
Adjustment for foreign currency translation difference	$(17,766)
Balance as of June 30, 2024	$612,694

Lease liability current portion	59,707
Lease liability non-current portion	$552,987

Other information:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$45,600	$47,475
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	8.30	0.96
Weighted average discount rate for operating lease	5.58%	5.40%

12. RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2024 and 2023, the Company has following transactions with related parties:

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Purchases
- Insite MY International, Inc.	$65,436	$69,895

Leasing
- Office space leasing	45,600	47,475

Total	$111,036	$117,370

Our Chief Executive Officer, Mr. Wong Kai Cheong is a majority shareholder of Insite MY International, Inc.

For the six months ended June 30, 2024 and 2023, the Company has paid $45,600 and $47,475 respectively to Ms. Tan Siew Meng, spouse of our Chief Executive Officer, Mr. Wong Kai Cheong pertaining to leasing of office space.

13. CONCENTRATION OF RISK

(a) Major Customers

For the three months ended June 30, 2024, the Company generated total revenue of $542,475, of which no customer accounted for more than 10% of the Company’s total revenue. For the three months ended June 30, 2023, the Company generated total revenue of $643,479, of which one customer accounted for more than 10% of the Company’s total revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the three months ended June 30
	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer E	-	67,064	-%	10%	-	67,064
Others	542,475	576,415	100%	90%	618,736	76,527
Total	$542,475	$643,479	100%	100%	$618,736	$143,591

For the six months ended June 30, 2024, the Company generated total revenue of $1,062,228, of which no customer accounted for more than 10% of the Company’s total revenue. For the six months ended June 30, 2023, the Company generated total revenue of $1,118,281, of which no customer accounted for more than 10% of the Company’s total revenue.

(b) Major Suppliers

For the three months ended June 30, 2024, the Company incurred cost of revenue of $66,591, of which two suppliers accounted for more than 10% of the Company’s cost of revenue. For the three months ended June 30, 2023, the Company incurred cost of revenue of $60,738, of which two suppliers accounted for more than 10% of the Company’s cost of revenue. The suppliers who accounted for more than 10% of the Company’s cost of revenue and its outstanding payable balance at period-end is presented below:

	For the three months ended June 30
	2024	2023	2024	2023	2024	2023
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Supplier A	$38,202	$46,018	57%	76%	$18,939	$19,139
Supplier B	22,412	9,362	34%	15%	32,518	10,580
Others	5,977	5,358	9%	9%	5,898	10,710
Total	$66,591	$60,738	100%	100%	$57,355	$40,429

For the six months ended June 30, 2024, the Company incurred cost of revenue of $100,425, of which two suppliers accounted for more than 10% of the Company’s cost of revenue. For the three months ended June 30, 2023, the Company incurred cost of revenue of $114,400, of which two suppliers accounted for more than 10% of the Company’s cost of revenue. The suppliers who accounted for more than 10% of the Company’s cost of revenue and its outstanding payable balance at period-end is presented below:

	For the six months ended June 30
	2024	2023	2024	2023	2024	2023
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Supplier A	$65,436	$69,895	65%	61%	$18,939	$19,139
Supplier B	22,783	22,783	23%	20%	32,518	10,580
Others	12,206	21,722	12%	19%	5,898	10,710
Total	$100,425	$114,400	100%	100%	$57,355	$40,429

Our Chief Executive Officer, Mr. Wong Kai Cheong is a majority shareholder of Supplier A.

14. INCOME TAXES

The loss before income taxes of the Company for the six months ended June 30, 2024 and 2023 were comprised of the following:

	For the six months ended June 30
	2024	2023
Tax jurisdictions from:
- Local	$(85,201)	$(157,072)
- Foreign, representing:
Hong Kong	(8,384)	(21,376)
British Virginia Island (non-taxable jurisdiction)	(400)	(300)
Labuan, Malaysia (non-taxable jurisdiction)	(34,776)	4,508
Malaysia	(437,791)	(199,389)
Loss before income taxes	$(566,552)	$(373,629)

Provision for income taxes consisted of the following:

	For the six months ended June 30
	2024	2023
Current:
- Local	$-	$-
- Foreign	$-	$-

Deferred tax assets:
- Local	$-	$-
- Foreign	$42	$824

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$8,466	$12,899

Income tax payable:
- Local	$-	$-
- Foreign	$3,358	$3,357

Income tax assets:
- Local	$-	$-
- Foreign	$255,386	$-

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2024, the operations in the United States of America incurred $809,648 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2044, if unutilized. The Company has provided for a full valuation allowance of approximately $170,026 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

AsiaFIN Holdings Corp. is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 8.25% on its assessable income.

Labuan

Under the current laws of the Labuan, AsiaFIN Holdings Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 24% of net audited profit.

Malaysia

All Malaysia companies are subject to the Malaysia Corporate Tax Laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2024 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $528,307) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 600,000 (approximately $126,794) taxable profit with the remaining balance being taxed at 24%.

As of June 30, 2024, the operations in Malaysia incurred $7,454,813 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $1,267,318 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

No dividend was declared for the six months ended June 30, 2024.

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

	For the Six Months Ended and As of June 30, 2024
By Business Unit	Information Technology Business	Total
Revenue	$1,062,228	$1,062,228

Cost of revenue	(100,425)	(100,425)

Gross profit	$961,803	$961,803

Share of loss from operation of associate	(25,087)	(25,087)

Selling, general and administrative expenses and other income	(1,503,268)	(1,503,268)

Loss from operations	(566,552)	(566,552)

Total assets	$3,270,659	$3,270,659
Capital expenditure	$93,238	$93,238

	For the Six Months Ended and As of June 30, 2024
By Country	Malaysia	Non-Malaysia	Total
Revenue	$1,062,228	$-	$1,062,228

Cost of revenue	(100,425)	-	(100,425)

Gross profit	$961,803	$-	$961,803

Share of loss from operation of associate	(25,087)	-	(25,087)

Selling, general and administrative expenses and other income	(1,409,283)	(93,985)	(1,503,268)

Loss from operations	(472,567)	(93,985)	(566,552)

Total assets	$3,241,778	$28,881	$3,270,659
Capital expenditure	$93,238	$-	$93,238

	For the Six Months Ended and As of June 30, 2023
By Business Unit	Information Technology Business	Total
Revenue	$1,118,281	$1,118,281

Cost of revenue	(114,400)	(114,400)

Gross profit	$1,003,881	$1,003,881

Selling, general and administrative expenses and other income	(1,377,510)	(1,377,510)

Loss from operations	(373,629)	(373,629)

Total assets	$2,906,046	$2,906,046
Capital expenditure	$17,141	$17,141

	For the Six Months Ended and As of June 30, 2023
By Country	Malaysia	Non-Malaysia	Total
Revenue	$1,118,281	$-	$1,118,281

Cost of revenue	(114,400)	-	(114,400)

Gross profit	$1,003,881	$-	$1,003,881

Selling, general and administrative expenses and other income	(1,210,762)	(166,748)	(1,377,510)

Loss from operations	(206,881)	(166,748)	(373,629)

Total assets	$2,215,465	$690,581	$2,906,046
Capital expenditure	$17,141	$-	$17,141

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024 up through the date the Company presented these unaudited financial statements.

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

Results of operations

Three months ended June 30, 2024 and 2023

Revenues

For the three months ended June 30, 2024, the Company generated revenue in the amount of $542,475. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the three months ended June 30, 2023, the Company generated revenue in the amount of $643,479. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

Selling, General and Administrative Expenses

For the three months ended June 30, 2024, the Company had selling, general and administrative expenses in the amount of $747,692. These were primarily comprised of salary expenses, audit fees, insurance, other professional fees, advertisement fee and travelling expenses.

For the three months ended June 30, 2023, the Company had selling, general and administrative expenses in the amount of $629,942. These were primarily comprised of salary expenses, audit fees, insurance and other professional fees.

Net Loss

For the three months ended June 30, 2024, the Company has incurred a net loss of $281,096.

For the three months ended June 30, 2023, the Company has incurred a net loss of $9,274.

Six months ended June 30, 2024 and 2023

Revenues

For the six months ended June 30, 2024, the Company generated revenue in the amount of $1,062,228. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the six months ended June 30, 2023, the Company generated revenue in the amount of $1,118,281. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

Selling, General and Administrative Expenses

For the six months ended June 30, 2024, the Company had selling, general and administrative expenses in the amount of $1,507,521. These were primarily comprised of salary expenses, audit fees, insurance, other professional fees, advertisement fee and travelling expenses.

For the six months ended June 30, 2023, the Company had selling, general and administrative expenses in the amount of $1,385,097. These were primarily comprised of salary expenses, audit fees, insurance and other professional fees.

Net Loss

For the six months ended June 30, 2024, the Company has incurred a net loss of $559,207.

For the six months ended June 30, 2023, the Company has incurred a net loss of $343,910.

Liquidity and Capital Resources

Six months ended June 30, 2024 and 2023

Cash Provided By Operating Activities

For the six months ended June 30, 2024, the Company has received $70,565 provided by operating activity, of which primarily consist of share of loss from operation of associate, depreciation and amortization, provision for credit loss allowance, increase in account payable, decrease in account receivable, increase in deferred revenue contra by net loss, minority interest, increase in prepayment, deposits and other receivables, decrease in other payables and accrued liabilities, increase in tax assets and reduction in lease liability.

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

Cash Used In Investing Activities

For the six months ended June 30, 2024, the Company has invested $93,238 in investing activities, for the acquisition of computer systems, mobile phones and investment in associate.

For the six months ended June 30, 2023, the Company has invested $17,141 in investing activities, for the acquisition of computer systems and office equipment.

Cash Used In Financing Activities

For the six months ended June 30, 2024, the Company has used $41,796 in financing activity, primarily consist of advances to director.

For the six months ended June 30, 2023, the Company has used $415,138 in financing activity, primarily consist of advances to director and dividend paid.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2024.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of June 30, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of June 30, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ending June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

AsiaFIN Holdings Corp.
(Name of Registrant)

Date: August 7, 2024	By:	/s/ Wong Kai Cheong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Cham Hui Yin
	Title:	Finance Manager
(Principal Financial Officer and Principal Accounting Officer)

-8-