Form 10-K
period 2024-12-31
ASIAFIN HOLDINGS CORP.
filed 2025-03-25
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-56421

ASIAFIN HOLDINGS CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	37-1950147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 30.02, 30th Floor, Menara KH (Promet)

Jalan Sultan Ismail

50250 Kuala Lumpur

Malaysia

Address of principal executive offices, including zip code

+603 2148 7170

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

N/A

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates on June 30, 2024 (the last business day of our most recently completed second fiscal quarter) was $13,806,386 based on the average bid and asked price of $1.18.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2025
Common Stock, $0.0001 par value	81,551,838

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

ASIAFIN HOLDINGS CORP.

FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

On June 14, 2019, Mr. Wong Kai Cheong was appointed Chief Executive Officer, President, Secretary, Treasurer and Director.

On September 18, 2020, Mr. Seah Kok Wah was appointed Director of the Company.

On December 18, 2019, we acquired 100% of the equity interests of AsiaFIN Holdings Corp. (the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia. In consideration of the equity interests of AsiaFIN Holdings Corp., our Chief Executive Officer, Mr. Wong was compensated $1 HKD.

On December 23, 2019, the Malaysia Company acquired AsiaFIN Holdings Limited (the “Hong Kong Company”), a private limited company incorporated in Hong Kong. In consideration of the equity interests of AsiaFIN Holdings Limited, our Chief Executive Officer, Mr. Wong was compensated $1 HKD.

On December 22, 2022, AsiaFIN Holdings Corp. entered into an Acquisition Agreement (the “Agreement”) with StarFIN Holdings Limited. (“SFHL”), a private limited company organized under the law of British Virgin Islands, and the shareholders of SFHL. Pursuant to the Agreement, the Company purchased 10,000 shares of SFHL (the “SFHL Shares”), representing all of the issued and outstanding shares of common stock of SFHL. As consideration, the Company agreed to issue to the shareholders of SFHL 8,232,038 shares of our common stock, at a value of $1.10 per share, for an aggregate value of $9,055,242. We consummated the acquisition of SFHL on February 23, 2023.

Our Chief Executive Officer, President, Director, Secretary and Treasurer, Mr. Wong Kai Cheong is also the director of SFHL. Prior to the acquisition, Mr. Wong Kai Cheong held 29.94% of our issued and outstanding securities and 57.10% of the issued and outstanding securities of SFHL, Hoo Swee Ping, the director of SFHL, held 10.91% of our issued and outstanding securities and 40.22% of the issued and outstanding securities of SFHL, and Cham Hui Yin, our Finance Manager, held 0.48% of the issued and outstanding securities of SFHL. Upon the consummation of the acquisition, Mr. Wong Kai Cheong, Hoo Swee Ping and Cham Hui Yin received 8,051,511 shares of our restricted common stock collectively.

Initially, the Company, through its subsidiaries, was in the business of providing market research studies and consulting services to its client, which were primarily in the payment solution industry.

After the acquisition of SFHL on February 23, 2023, we have broadened our service offerings in the information technology industry such as providing payment processing solution, software solution on regulatory and financial reporting (RegTech), including Environmental Social and Governance (ESG) consultancy & reporting and Robotic Process Automation (RPA) software solution across Asia.

The table below sets forth details of the Company’s subsidiaries and associates:

No.	Subsidiary Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	AsiaFIN Holdings Corp.	Labuan on July 15, 2019	1 share of common stock	Investment holding company

2	AsiaFIN Holdings Limited	Hong Kong on July 5, 2019	1 share of common stock	Investment holding company

3	StarFIN Holdings Limited	British Virgin Islands on August 19, 2021	10,000 shares of common stock	Investment holding company

4	Insite MY Holdings Sdn Bhd (FKA StarFIN Asia Sdn Bhd)	Malaysia on May 24, 2018	11,400,102 shares of common stock	Investment holding company

5	OrangeFIN Academy Sdn Bhd (FKA Insite MY.Com Sdn Bhd)	Malaysia on February 2, 2000	100,000 shares of common stock	Provision of business system integration and management services
`
6	Insite MY Systems Sdn Bhd	Malaysia on January 18, 2000	500,000 shares of common stock	Provision of information technology services

7	Insite MY Innovations Sdn Bhd	Malaysia on January 18, 2010	540,000 shares of common stock	Provision of information technology services

8	OrangeFIN Asia Sdn Bhd	Malaysia on January 25, 2018	50,000 shares of common stock	Provision of computer programming activities and services

9	TellUS Report Sdn Bhd	Malaysia on September 22, 2023	60 shares of common stock	Provision of information technology services

No.	Associate Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Murni StarFIN Sdn Bhd	Malaysia on September 9, 2022	100,000 shares of common stock	Provision of information technology services

2	KSP AsiaFIN Co., Ltd. (FKA KSP StarFIN Co., Ltd.)	Thailand on August 11, 2023	50,000 shares of common stock	Provision of information technology services

Mr. Wong Kai Cheong is the common director of all of aforementioned companies except KSP AsiaFIN Co., Ltd.

Ms. Cham Hui Yin is the director of KSP AsiaFIN Co., Ltd.

The Company’s executive office is located at Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.

Business Overview

AsiaFIN Holdings Corp. operates through its wholly owned subsidiaries by offering a range of system solutions in Payment Processing, Robotic Process Automation (RPA), and Regulatory Technology (RegTech) to financial institutions, regulatory agencies, professional service providers and private enterprises from various industries, with existing client in the Asia region. SFHL has over 90 key bank customers on payment processing and RegTech and our Robotic Process Automation solution company has more than 100 customers in Asia.

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

RegTech

We have a regulatory and financial reporting (RegTech) system which conform to XBRL reporting standards and other compliance reporting required by Regulatory agencies such as Central Bank, Securities Commission, Tax Authority Department and Companies Registry. Our reporting platform covers financial statistic reporting, credit risk exposure and analysis, risk management reports, FATCA & CRS reporting, external sector reporting, Goods and Services Tax (GST) reporting for reporting entities and lately e-Invoicing reporting for large corporations. We have more than 30 financial institutions and 20 large corporations using this Regtech platform.

Additionally, the company plans to further develop a RegTech Software as a Service (SaaS) solution for public listed companies and financial institution for Environmental, Social and Governance (ESG) compliant reporting. ESG guidelines have already been issued by Bank Negara Malaysia, the central bank of Malaysia and Bursa Malaysia Stock Exchange for their members in reducing carbon footprint. We have spinoff a company, TellUS Report Sdn Bhd, to focus on this new line of business in both the consultancy and reporting.

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

Industry Overview

Payment Market

Southeast Asia total transaction value in the Digital Payments market is projected to reach US$805.54 billion in 20251. Total transaction value is expected to show an annual growth rate (CAGR 2025-2029) of 19.83% resulting in a projected total amount of US$1.66 trillion by 2029. The market’s largest market is Mobile POS Payments with a projected total transaction value of US$493.26 billion in 2025.

The Digital Payments market segment is led by consumer transactions and includes payments for products and services which are made over the Internet as well as digital payments at point of sale (POS) via digital wallet applications and cross-border money transfers made over the internet (digital remittances).

Across the globe, cheque payments are generally declining as digital payments become more popular. Despite the decline, cheques continue to be used for specific transactions, such as larger payments, rent, and payments to charities or contractors. Despite the rise of digital payments, cheques remain an important form of non-cash payments in Southeast Asian countries like Malaysia, Philippines and Indonesia.

The global number of cheque payments in 2023 highlights a sharp decline in usage across various countries. The United States leads with 72.47 million units but exhibits a -4.88% decrease year-on-year2. France, holding 7.97 million units, also shows a -6.59% decline. India, with 6.72 million units, reduced by -1.42%, while Canada saw a significant -7.22% drop with 2.21 million units. Brazil experienced the most substantial drop of -17.13% at 1.59 million units. Other notable variations include Mexico (-7.21%), Italy (-11.5%), Argentina (-0.79%), Spain (-1.9%), and United Kingdom with a steep -41.22% decrease at minimal usage of 0.15 million units.

Future trends to watch include further declines in cheque usage as digital payments continue to rise. Emerging markets like India may transition more rapidly from cheques to electronic payments. The United States, with still a volume of 11 million cheques issued in 2023, is likely to see continued reductions due to the adoption of digital alternatives. European countries that have already minimal cheque usage will potentially phase out cheques entirely. Watching the adoption rate of digital payment solutions in regions like Latin America and Asia could provide further insights into the declining trends of cheque payments globally.

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

The global Robotic Process Automation (RPA) market size was valued at US$5.77 billion in 20233. The Robotic Process Automation market industry is projected to grow from US$7.40 billion in 2024 to US$42.38 billion by 2032, exhibiting a compound annual growth rate (CAGR) of 24.37% during the forecast period (2024 - 2032).

Improved operational costs for businesses with a rising smartphone adoption rate and fostering demand for technologically advanced and innovative electronic products are the key market drivers enhancing market growth.

The Southeast Asia Robotic Process Automation market size was estimated at US$0.22 billion in 20244. The Southeast Asia Robotic Process Automation market industry is expected to grow from US$0.31 billion in 2025 to US$7.96 billion in 2034, exhibiting a compound annual growth rate (CAGR) of 41.20% during the forecast period (2025 - 2034). The rising need for digital transformation, the expanding uptake of automation solutions, and the progress made in artificial intelligence (AI) and machine learning (ML) technologies are the main market drivers anticipated to propel the Robotic Process Automation market in Southeast Asia.

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

The global RegTech market size was estimated to be US$7.6 billion in 2021 and is projected to be worth US$19.5 billion by 2026 to grow at a CAGR of 20.8% during the forecast period5.

The Asia-Pacific region is expected to have the highest growth rate, growing at CAGR of 17.0% during the forecast period. Rising need for regulatory compliance, increasing penetration of advanced technologies such artificial intelligence (AI), machine learning (ML), and cloud computing across the region, and implementation of these solution in fintech industries are some of the major driving factors for the regulatory technology market in Asia-Pacific.

The United States has emerged as a key regional market for RegTech as regulatory requirements are becoming more complex in various industries. Financial institutions are increasingly utilizing RegTech solutions to simplify compliance procedures, cut operational expenses, and lessen risks related to non-compliance. Moreover, the use of artificial intelligence (AI), blockchain, and other technologies is enabling real-time data analysis and improving regulatory reporting. Furthermore, organizations are increasingly prioritizing compliance automation due to heightened regulatory scrutiny and the risk of substantial penalties for non-compliance. The IMARC Group forecasts that the United States RegTech market will experience a 21.84% compound annual growth rate (CAGR) from 2024 to 20326.

References:

1.	https://www.statista.com/outlook/fmo/digital-payments/southeast-asia
2.	https://www.reportlinker.com/dataset/26737f357f4b4add2adf904f08e96b2c91fa064a
3.	https://www.marketresearchfuture.com/reports/robotic-process-automation-market-2209?utm_term=&utm_campaign=&utm_source=adwords&utm_medium=ppc&hsa_acc=2893753364&hsa_cam=20378630116&hsa_grp=152938190522&hsa_ad=665842143972&hsa_src=g&hsa_tgt=dsa-2354429467192&hsa_kw=&hsa_mt=&hsa_net=adwords&hsa_ver=3&gad_source=1
4.	https://www.marketresearchfuture.com/reports/sea-robotic-process-automation-market-20730
5.	https://www.marketsandmarkets.com/Market-Reports/regtech-market-63447434.html
6.	https://www.imarcgroup.com/regtech-market#:~:text=RegTech%20Market%20Size%20and%20Share,18.0%25%20from%202025%2D2033

Marketing

AsiaFIN plans to participate frequently in several international or regional scale industry roadshows, conferences, and exhibitions to promote its products and services to potential markets in Asia. And with planned participation in Award programs, AsiaFIN can be recognized as a premium solution provider in Asia. For example, Gulf Information Technology Exhibition (“GITEX”) Technology Week in Dubai, CES annual trade show organized by Consumer Technology Association in Las Vegas, Singapore Fintech Festival organized by Monetary Authority of Singapore in Singapore, and Robotic Process and Intelligence Automation Conference in ASEAN. We are also collaborating with the Malaysia Digital Economy Corporation (MDEC), a government agency, in their effort to expand Malaysian companies into the international market. We have participated in the ASEAN missions as well as the Australian mission. In future, we shall participate in the Middle East, Nordics and USA programs.

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

We have developed our website at https://asiafingroup.com/ to market our services, and we intend to utilize search engine marketing to improve the visibility of our corporate website once we have successfully raised some funds. We also plan to explore omnichannel marketing options through different social media such as Instagram, YouTube, LinkedIn, and Facebook, to do a marketing campaign via direct messaging.

We have joined associations such as the Association of Computer Industry of Malaysia (PIKOM), Federation of Malaysian Manufacturers (FMM) and the Small and Medium Enterprise Association of Malaysia (SME Association). We are exploring membership in the FinTech Association of Malaysia (“FOAM”) and the Fintech Associations of Philippines and Thailand once we have made contact thorough our marketing efforts. We also have joined the Regtech Association based in Sydney, Australia, that has membership worldwide. We plan to start email marketing campaigns and send out emails to a large database associated with these organizations accumulated through their memberships, pending formalization of any collaboration with these associations or organizations.

In addition, AsiaFIN has formed a joint venture company with KSP GreenPro Ltd in Thailand to form the company called KSP AsiaFIN Ltd for the Thailand and Laos market. AsiaFIN also plans to create market expansion through joint ventures or strategic collaborations with software solution providers in other ASEAN countries such as Philippines, Indonesia, Singapore, Malaysia and will then further expand to the rest of countries in the Nordics, Kingdom of Saudi Arabia, Australia and USA. All of the above marketing plans have not yet been determined in sufficient detail to outline at this time and remain under development.

Competition

We operate in a highly competitive industry. We intend to focus on selling our solutions to companies in Asia, with a particular focus on ASEAN countries. Although there are numerous alternatives, we intend to distinguish ourselves by creating a strong relationship with our clients and by ensuring our commitment to provide exceptional solutions. In addition, we will continue to further develop our solutions to maintain our market position, keep pace with latest technological changes and compete effectively in the market we are operating in.

By ensuring high customer satisfaction for our clients, we hope to ensure repeat sales from the same group of customers and generate the referral of new clients. In addition, AsiaFIN will participate strongly in industry roadshows and conferences to promote our solutions to potential markets in Asia. We intend to participate in Award programs, so we can be recognized as a premium solution provider in Asia. We intend to use all available social media, for example LinkedIn, Instagram, YouTube and Facebook to promote our solutions. Lastly, the Company intends to encourage our existing clients to furnish recommendation letters and organize signing ceremonies to further increase awareness of our solutions and AsiaFIN in the future.

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

To underline the commitment of intellectual property protection, the Government established the Intellectual Property Department on 2 July 1990. The Intellectual Property Department is responsible for advising the Secretary for Commerce and Economic Development on policies and legislation to protect intellectual property in the Hong Kong; for operating the Hong Kong’s Trademarks, Patents, Designs and Copyright Licensing Bodies Registries; for promoting awareness and protection of intellectual property through public education; and for facilitating the development of Hong Kong as an intellectual property trading hub in the region.

a.	Patents

Hong Kong patent law is territorial. Patents granted in the Hong Kong will only get protection in the Hong Kong. The Hong Kong patent system is separate from the other patent systems in the Mainland China or elsewhere in the world. In other words, patents granted by the State Intellectual Property Office in the Mainland China or other patent offices elsewhere do not automatically enjoy protection in Hong Kong.

b.	Trademarks

The Hong Kong’s trademark registration system is separate from the other trademark systems in the Mainland China or elsewhere in the world. Trademarks registered with the Trademark Office under the State Administration for Industry and Commerce of the People’s Republic of China or trademarks registries of other countries or regions do not automatically receive protection in the Hong Kong. In order to obtain protection as registered trademarks in the Hong Kong, trademarks must be registered under the Trademarks Ordinance (Cap 559).

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

Regulation Regarding Labor and Social Insurance

Employment Act 1955 (Act 265)

The Employment Act 1955 (Act 265) (“the 1955 Act) is the primary legislation on labor matters in Malaysia. The 1955 Act provides for minimum work requirements and benefits of employment, such as maximum working hours, overtime entitlement, leave entitlement, maternity protection and termination benefits. Following the implementation of the Employment (Amendment of First Schedule) Order 2022, which came into force on January 1, 2023, the applicability of the EA 1955 has been expanded to include any person who has entered into a contract of service with an employer, irrespective of their monthly wages, is engaged in manual labor, serves as a supervisor of such manual labour, serves as a domestic employee, or is engaged in any capacity in any vessel registered in Malaysia subject to certain conditions..

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

Employees

As of December 31, 2024, we had the following full-time employees:

Management	5
Analyst Programmer	58
Project Manager and Quality Assurance	32
Sales and Marketing	11
Administration, Human Resources and Finance	13
Total	119

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

We recognize the intricate and ever-changing nature of cybersecurity threats. To address this, we have collaborated with external experts, including cybersecurity assessors and consultants. This cooperation involves audits, threat assessments, and consultations to enhance our security measures. These efforts ensure that our cybersecurity strategies adhere to industry best practices and remain effective in safeguarding our systems.

Understanding the potential risks associated with third-party service providers, we shall implement stringent processes to oversee and manage these concerns. We shall conduct thorough security assessments before engaging with any third-party provider and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This involves quarterly assessments by our management and continuous evaluations by our security engineers. This approach is designed to mitigate the risks of data breaches or other security incidents originating from third-party sources.

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

ITEM 2. PROPERTY

We currently lease four physical offices in Kuala Lumpur, Malaysia, with addresses as follows:

	Property Address	Leased Square Feet	Leasing Period	Monthly Leasing Fee
1.	Suite 30.01, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.	2,010	September 1, 2024 to August 31, 2026	$2,271
2.	Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.	3,119	September 1, 2024 to August 31, 2026	$3,524
3.	Unit 17-11, Level 17, Tower A, Vertical Business Suites, Avenue 3 Bangsar South, No.8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.	1,380	April 16, 2020 to December 31, 2025	$1,374
4.	Unit 17-12, Level 17, Tower A, Vertical Business Suites, Avenue 3 Bangsar South, No.8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.	1,060	June 1, 2023 to May 31, 2025	$746

We currently own one physical office in Kuala Lumpur, Malaysia, with address as follows:

1.	A2-17-1, St Mary Residence, Jalan Tengah, 50250 Kuala Lumpur, Malaysia.

Our executive office is located at Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of the Company’s sole class of common equity is currently quoted under OTCQB® Venture Market under symbol “ASFH” since March 31, 2021. We believe that there is no established public trading market for our shares and we cannot assure you that there will be any liquidity for shares of our common stock in the future and such quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$0.27	$0.10
Second Quarter	$1.22	$0.10
Third Quarter	$0.97	$0.49
Fourth Quarter	$1.20	$0.49

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$0.06	$0.01
Second Quarter	$0.10	$0.06
Third Quarter	$0.25	$0.10
Fourth Quarter	$0.25	$0.24

Holders

As of December 31, 2024, we had 81,551,838 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 156 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18 Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212) 828-8436.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

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

Purchase of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the year ended December 31, 2024.

ITEM 6. [RESERVED]

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

Overview

AsiaFIN Holdings Corp. operates through its wholly owned subsidiaries by offering a range of system solutions in Payment Processing, Robotic Process Automation (RPA), and Regulatory Technology (RegTech) to financial institutions, regulatory agencies, professional service providers and private enterprises from various industries, with existing client in the Asia region. SFHL has over 90 key bank customers on payment processing and RegTech and our Robotic Process Automation solution company has more than 100 customers in Asia.

Results of Operations

For the Years Ended December 31, 2024 and 2023

	For the Years Ended December 31,				Increase (decrease) in
	2024		2023		2024 compared to 2023
	(In U.S. dollars, except for percentages)
Revenue	$3,382,432	100.0%	$3,109,515	100.0%	$272,917	8.8%
Cost of revenue	(1,958,632)	(57.9)%	(1,708,334)	(54.9)%	250,298	14.7%
Gross profit	1,423,800	42.1%	1,401,181	45.1%	22,619	1.6%
Share of loss from operation of associate	(9,843)	(0.3)%	(152)	(0.0)%	9,691	6,375.7%
Selling, general and administrative expenses	(1,464,215)	(43.3)%	(1,298,849)	(41.8)%	165,366	12.7%
Other income	7,281	0.2%	13,109	0.4%	(5,828)	(44.5)%
(Loss)/income from operations	(42,977)	(1.3)%	115,289	3.7%	(158,266)	(137.3)%
Income tax expense	(118,991)	(3.5)%	(96,712)	(3.1)%	22,279	23.0%
Net (loss)/income	(161,968)	(4.8)%	18,577	0.6%	(180,545)	(971.9)%
Net income attributable to non-controlling interest	18,391	0.5%	637	0.0%	17,754	2,787.1%
Net (loss)/income attributed to common shareholders of AsiaFIN Holdings Corp.	$(143,577)	(4.2)%	$19,214	0.6%	$(162,791)	(847.3)%

Revenue

For the year ended December 31, 2024, the Company generated revenue in the amount of $3,382,432. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the year ended December 31, 2023, the Company generated revenue in the amount of $3,109,515. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

Selling, General and Administrative Expenses

For the year ended December 31, 2024, the Company had selling, general and administrative expenses in the amount of $1,464,215. These were primarily comprised of salary expenses, audit fees, insurance, consultancy fee, travelling expenses, other professional fees and transportation charges.

For the year ended December 31, 2023, the Company had selling, general and administrative expenses in the amount of $1,298,849. These were primarily comprised of salary expenses, audit fees, insurance and other professional fees.

The significant increase of the general and administrative expenses was the result of the significant increase in salary expenses as the Company hired more employees to expand their business.

Net Loss

For the year ended December 31, 2024, the Company has incurred a net loss of $143,577.

For the year ended December 31, 2023, the Company has generated a net income of $19,214.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had cash and cash equivalents of $1,309,929 and $1,234,188 respectively. We expect increased levels of operations going forward will result in more significant cash flows and in turn working capital.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Provided by/Used in Operating Activities

For the year ended December 31, 2024, the Company has $343,001 provided by operating activity, of which primarily consist of impairment of investment in associate, share of loss from operation of associate, depreciation and amortization, increase in account payable, increase in other payables and accrued liabilities, increase in deferred revenue and increase in income tax payable contra by net loss, minority interest, provision for credit loss allowance, increase in account receivable, increase in prepayment, deposits and other receivables, increase in tax asset, increase in deferred income tax assets and reduction in lease liability.

For the year ended December 31, 2023, the Company has used $210,454 in operating activity, of which primarily consist of minority interest, increase in account receivable, decrease in other payables and accrued liabilities, decrease in deferred revenue, decrease in income tax payable and reduction in lease liability contra by net income, share of loss from operation of associate, depreciation and amortization, provision for credit loss allowance, increase in account payable, decrease in prepayment, deposits and other receivables, decrease in tax assets and decrease in deferred income tax assets.

Cash Used in Investing Activities

For the year ended December 31, 2024, the Company has invested $209,133 in investing activities, for the acquisition of computer systems, mobile phones, renovation and investment in associate.

For the year ended December 31, 2023, the Company has invested $32,479 in investing activities, respectively for the acquisition of computer systems and office equipment.

Cash Provided by Financing Activities

For the year ended December 31, 2024, the Company has used $77,401 in financing activities, primarily consist of advances to director.

For the year ended December 31, 2023, the Company has used $74,578 in financing activities, primarily consist of advances to director.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2024 and December 31, 2023.

Contractual Obligation

The contractual obligations presented in the table below represent our estimates of future cash payments under fixed contractual obligations.

The following table summarizes our contractual obligations as of December 31, 2024:

	Total	Due within 1 year
Operating lease obligations[1]	$615,444	$64,787
Loan obligation[2]	150,993	67,108
Total contractual obligations	$766,437	$131,895

1Amount includes operating lease right-of-use obligations. We have one office space leasing agreement with our Chief Executive Officer and director, Mr. Wong Kai Cheong, and three office space leasing agreements with third party.

2Represents the loan agreement with our Chief Executive Officer and director, Mr. Wong Kai Cheong, for the acquisition of property.

There were no outstanding obligations that were considered material as of December 31, 2024.

Critical Accounting Policies and Estimates

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for credit losses, impairment analysis of real estate assets and other long-term assets including goodwill, valuation allowance on deferred income taxes, and the accrual of potential liabilities. Actual results may differ from these estimates.

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

Revenue recognition

The Company follows the guidance of ASC 606, “Revenue from Contracts” (“ASC 606”). ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue consists of revenue from providing information technology services such as business system integration and management services, computer programming activities and services to the customers.

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

Recent Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosures.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on our consolidated financial statements and related disclosures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2024.

1.	We do not have Written Policies & Procedures. Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

2.	We do not have adequate segregation of duties and effective risk assessment, lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, on June 19, 2024, the Company’s Board of Directors (the “Board”) unanimously resolved to appoint Louis Ramesh Ruben (“Dr. Ramesh”) and Shibu Chacko Jacob Vadaketh (“Mr. Shibu”) as independent directors to the Board. Both Dr. Ramesh and Mr. Shibu serve on the Company’s Audit Committee. Dr. Ramesh serves as chairman of the Audit Committee effective July 1, 2024.

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

2.	plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2025.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

Name	Age	Position
Wong Kai Cheong	62	Chief Executive Officer, President, Secretary, Treasurer, Director
Seah Kok Wah	57	Director
Cham Hui Yin	45	Finance Manager

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

Mr. Wong started his career in the Financial IT industry as a hardware engineer in Sime Darby Systems Sdn Bhd to the position of General Manager in AIMS Sdn Bhd. After having 15 years of experience, he started the Insite MY Group of Companies (InsiteMY) in the year 2002. Today, InsiteMY has more than 100 staffs with offices in Malaysia and with customers covering from Malaysia, Philippines, Bangladesh, Pakistan, Thailand, Singapore, Indonesia and Myanmar.

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

Once again in 2018, he cofounded another R&D company called OrangeFIN Asia Sdn Bhd, focusing on Robotics Process Automation (RPA). These software robots were developed first for cheque clearing functions with artificial intelligence. These robots replace humans in making decisions for approving and clearing cheques for a local bank in Malaysia. Now, OrangeFIN aims to grow our market share in Malaysia and throughout Asia.

Seah Kok Wah – Director

Sean SEAH Kok Wah, a Malaysian citizen, currently serves as the Executive Director of the Company and the Executive Chairman of Angkasa-X Holdings Corp.

Seah graduated from the California State University, Chico, California USA with a Bachelor’s degree in computer engineering and a Master’s degree in computer science (with distinction). He also holds a Doctor of Business Administration (International Business) from Riviera University. In 1994, he began his technology career in Silicon Valley as a software developer for Software Publishing Corporation and Netscape Communications Corporation. He returned to Malaysia in 1997, recruited by Sun Microsystems to provide technical-consultancy to Malaysia MSC flagship projects.

Seah started his entrepreneurship journey in 2001. In the past 2 decades, he has co-founded and floated several tech companies; including the Company, Epicenter Holdings Ltd (SGX:5MQ) in Singapore, Galasys PLC (LSE:GLS) in the United Kingdom and SEATech Ventures Corp. (OTC-PINK:SEAV) in the U.S.

Currently, Seah is the Chairman of The World Information Technology and Services Alliance (WITSA), a leading global consortium of tech-industry association-members from over 80 countries and economies. He is also the Chairman of SpaceTech Malaysia Association (SPA), the Vice-President of Malaysia Space Industry Corporation (MASIC), the Advisor of the National Tech Association of Malaysia (PIKOM) and a Committee Member of the 88-Captains Penang Welfare Society, a charitable non-governmental organisation founded for the purpose of sustaining talent development.

Cham Hui Yin - Finance Manager

Cham Hui Yin, a Malaysian citizen, currently serves as the Finance Manager of AsiaFIN Holdings Corp.

Ms. Cham graduated from University Kebangsaan Malaysia in 2003 with a Bachelor of Accounting (Hons.). She began her career as auditor Malaysia.

In 2004, Ms. Cham joined Actis Capital LLP, a leading global investor in sustainable infrastructure, during the spinout of Actis from CDC Group plc. She served as Office Manager for the Malaysia Office.

In 2009, Ms. Cham joined InsiteMY Group of Companies as Finance and Administration Manager and gradually move up to the position of Chief Financial Officer for the group.

In 2016, Ms. Cham was hired by Nettium Sdn Bhd in Malaysia as the Director of Finance, Human Resources and Administration. Nettium Sdn Bhd is a software company providing online gaming platform with 250 headcounts.

She later joined by Juris Technologies Sdn Bhd, a software house focusing on the financial industry, with 300 staff. She assumed the role of Director of Finance, Human Resources and Administration in 2018. During her tenure in Juris, she played a key role in the acquisition and the restructuring of iMoney Group.

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

Committees of the Board

Our Company currently does not have nominating, compensation or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

The Audit Committee consists of (i) Louis Ramesh Ruben, who is the Chairman of the Audit Committee, (ii) Shibu Chacko Jacob Vadaketh. Each member of the Audit Committee meets the requirements for independence, including the enhanced requirements applicable to audit committee members, and can read and understand fundamental financial statements in accordance with the applicable rules and regulations of the Securities Exchange Commission. In arriving at this determination, the Board has examined each Audit Committee member’s professional experience and the nature of their employment in the corporate finance sector.

The primary functions of the Audit Committee include the following:

1.	oversee the Company’s accounting and financial reporting processes;

2.	oversee audits of the Company’s financial statements;

3.	discuss policies with respect to risk assessment and risk management, and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

4.	review and discuss with management the Company’s audited financial statements and review with management and the Company’s independent registered public accounting firm the Company’s financial statements prior to the filing with the SEC of any report containing such financial statements;

5.	recommend to the board that the Company’s audited financial statements be included in its annual report on Form 10-K for the last fiscal year;

6.	be directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged to prepare or issue an audit report for the Company;

7.	take, or recommend the board to take appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm; and

8.	review major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors or management.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer, and principal financial officer who served for the year ended December 31, 2024 and 2023, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wong Kai Cheong, Chief Executive Officer, President, Secretary,	2024	52,625	4,385	-	-	-	-	-	57,010
Treasurer, Director (Principal Executive Officer)	2023	52,541	4,160	-	-	-	-	-	56,701

Cham Hui Yin, Finance Manager	2024	65,781	8,552	-	-	-	-	-	74,333
(Principal Financial Officer, Principal Accounting Officer)	2023	51,227	3,831	-	-	-	-	-	55,058

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities that applies to the Company and our officers and directors, as well as our employees that have regular access to material, nonpublic information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Compensation Discussion and Analysis

Director Compensation

Our, independent directors, Louis Ramesh Ruben and Shibu Chacko Jacob Vadaketh receive a monthly fee of $500 respectively, in cash payable, commencing on July 1, 2024. The Board of Directors reserves the right in the future to alter the awards to the members of the Board of Directors in cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2024, the Company has 81,551,838 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2024 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Wong Kai Cheong, Chief Executive Officer, President, Secretary, Treasurer and Director (Principal Executive Officer)	26,650,929	32.68%	32.68%

Seah Kok Wah[1], Director	21,850,000	26.79%	26.79%

Cham Hui Yin, Finance Manager (Principal Financial Officer and Principal Accounting Officer)	39,713	0.05%	0.05%
All of executive officers and director as a group	48,540,642	59.52%	59.52%

5% or greater shareholders (excluding officers/directors)
Hoo Swee Ping	11,310,869	13.87%	13.87%
SEATech Ventures Corp.	10,000,000	12.26%	12.26%

1 Dato’ Seah Kok Wah owns and controls 95% of the issued and outstanding shares of See Unicorn Ventures Sdn Bhd. The values within the row above under the subsection titled, “Executive Officers and Directors,” for Dato’ Seah, are computed accounting for Dato’ Seah’s indirect ownership in the Company via his control of See Unicorn Ventures Sdn Bhd.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

During the years ended December 31, 2024 and 2023, the Company have related party transactions as set forth below:

Name of Related Parties	Relationship with the Company
Wong Kai Cheong	Chief Executive Officer, President, Secretary, Treasurer and Director of the Company
Insite MY International, Inc.	A company controlled by CEO, Mr. Wong Kai Cheong
Tan Siew Meng	Spouse of CEO, Mr. Wong Kai Cheong

For the years ended December 31, 2024 and 2023, the Company made purchases from Insite MY International, Inc. with a purchasing amount of $77,294 and $40,235 respectively. Our Chief Executive Officer and director, Mr. Wong Kai Cheong, is the major shareholder of Insite MY International, Inc. with a controlling interest of 77.5%.

The Company leases one office space with fee from Wong Kai Cheong with the following address:

	Property Address	Leasing Period	Monthly Leasing Fee
1.	Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.	September 1, 2024 to August 31, 2026	$3,524

The Company leases three office spaces with fees from Tan Siew Meng with the following addresses:

	Property Address	Leasing Period	Monthly Leasing Fee
1.	Suite 30.01, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.	September 1, 2024 to August 31, 2026	$2,271
2.	Unit 17-11, Level 17, Tower A, Vertical Business Suites, Avenue 3 Bangsar South, No.8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.	April 16, 2020 to December 31, 2025	$1,374
3.	Unit 17-12, Level 17, Tower A, Vertical Business Suites, Avenue 3 Bangsar South, No.8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.	June 1, 2023 to May 31, 2025	$746

The Company had the following related party balances at the end of the years:

Amount due to related party	As of December 31, 2024	As of December 31, 2023
Wong Kai Cheong	$146,018	$209,747
Total	$146,018	$209,747

	For the year ended December 31, 2024	For the year ended December 31, 2023
Purchases
- Insite MY International, Inc.	$77,294	$40,235

Office space leasing
- Wong Kai Cheong	42,288	42,224
- Tan Siew Meng	52,693	51,467

Total	$172,275	$133,926

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate amount of fees billed to the Company for professional services rendered by its independent registered public accounting firms for the fiscal years ended December 31, 2024 and 2023.

We have engaged JP Centurion & Partners PLT as our principal accountant since August 31, 2020.

ACCOUNTING FEES AND SERVICES	2024	2023

Audit fees	$49,318	$92,746
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$49,318	$92,746

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of AsiaFIN Holdings Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed herewith:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed with the SEC on March 19, 2021)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 filed with the SEC on March 19, 2021)

10.1	Joint Venture Agreement, dated January 3, 2024, between the Company and Greenpro KSP Holding Group Co., Ltd. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 8, 2024)

10.2	Independent Director Agreement, dated July 1, 2024, by and between the Company and Louis Ramesh Ruben (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 1, 2024)

10.3	Independent Director Agreement, dated July 1, 2024, by and between the Company and Shibu Chacko Jacob Vadaketh (Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on July 1, 2024)

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1*	Section 1350 Certification of principal executive officer

32.2*	Section 1350 Certification of principal financial officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

(c) Financial Statement Schedules

None.

ITEM 16. FORM 10-K SUMMARY.

As permitted, the registrant has elected not to include a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAFIN HOLDINGS CORP.

Date: March 25, 2025	By:	/s/ Wong Kai Cheong
Wong Kai Cheong
Chief Executive Officer, President, Director, Secretary, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2025	By:	/s/ Wong Kai Cheong
Wong Kai Cheong
Chief Executive Officer President, Director, Secretary and Treasurer (Principal Executive Officer)

Date: March 25, 2025	By:	/s/ Cham Hui Yin
Cham Hui Yin
Finance Manager (Principal Financial Officer and Principal Accounting Officer)

Date: March 25, 2025	By:	/s/ Seah Kok Wah
Seah Kok Wah
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

AsiaFIN Holdings Corp.

Suite 30.02, 30th Floor

Menara KH (Promet), Jalan Sultan Ismail

50250 Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AsiaFIN Holdings Corp. and subsidiaries (the ‘Company’) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the years ended of December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

JP CENTURION & PARTNERS PLT (PCAOB: 6723)
We have served as the Company’s auditor since 2020.
Kuala Lumpur, Malaysia

March 25, 2025

Item 1. Financial statements

ASIAFIN HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of December 31, 2024	As of December 31, 2023
	Audited	Audited
ASSETS
Current assets
Cash and cash equivalents	$1,309,929	$1,234,188
Account receivables, net	1,184,130	1,004,690
Prepayment, deposits and other receivables	146,233	114,133
Amount due from related parties	3,809	-
Tax assets	280,354	219,698
Total current assets	$2,924,455	$2,572,709

Non-current Assets
Right-of-use assets, net	$615,444	$651,853
Property, plant and equipment, net	614,673	520,216
Deferred income tax assets	324	43
Investment in associates	7,944	8,153
Total non-current assets	$1,238,385	$1,180,265

TOTAL ASSETS	$4,162,840	$3,752,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$1,151,256	$586,595
Account payable (including $19,984 and $19,467 of account payable to related party as of December 31, 2024 and 2023, respectively)	39,296	24,900
Income tax payable	60,483	3,358
Amount due to director	146,018	209,747
Amount due to related parties	-	1,000
Hire purchase – current portion	-	4,759
Lease liability – current portion	64,787	60,394
Total current liabilities	$1,461,840	$890,753

Non-current liabilities
Lease liability – non-current portion	550,657	591,459
Deferred tax liabilities	4,991	12,013
Total non-current liabilities	$555,648	$603,472

TOTAL LIABILITIES	$2,017,488	$1,494,225

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 81,551,838 and 81,551,838 shares issued and outstanding as of December 31, 2024 and December 31, 2023	8,155	8,155
Additional paid-in capital	10,467,687	10,467,687
Accumulated other comprehensive loss	(271,870)	(320,441)
Accumulated deficit	(8,039,600)	(7,896,023)
Non-controlling interest	(19,020)	(629)

TOTAL STOCKHOLDERS’ EQUITY	$2,145,352	$2,258,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,162,840	$3,752,974

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In United States Dollars (“US$” or “$”), except for number of shares or as otherwise stated)

	For the year ended December 31, 2024	For the year ended December 31, 2023
	Audited	Audited

REVENUE	$3,382,432	$3,109,515

COST OF REVENUE (including $77,294 and $40,235 of cost of service revenue to related party for the years ended December 31, 2024 and 2023, respectively)	(1,958,632)	(1,708,334)

GROSS PROFIT	$1,423,800	$1,401,181

SHARE OF LOSS FROM OPERATION OF ASSOCIATE	(9,843)	(152)

OTHER INCOME	$7,281	$13,109

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $94,981 and $93,691 of selling, general and administrative expenses to related party for the years ended December 31, 2024 and 2023, respectively)	$(1,464,215)	$(1,298,849)

(LOSS)/INCOME BEFORE INCOME TAX	$(42,977)	$115,289

INCOME TAX EXPENSES	(118,991)	(96,712)

NET (LOSS)/INCOME	$(161,968)	$18,577
Net loss attributable to non-controlling interest	18,391	637

NET (LOSS)/INCOME ATTRIBUTED TO COMMON SHAREHOLDERS OF ASIAFIN HOLDINGS CORP.	(143,577)	19,214

Other comprehensive income:
- Foreign currency translation income/(loss)	48,571	(60,389)

TOTAL COMPREHENSIVE LOSS	$(95,006)	$(41,175)

NET (LOSS)/INCOME PER SHARE, BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	81,551,838	80,356,501

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023 (Audited)

(In United States Dollars (“US$” or “$”), except for number of shares or as otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE LOSS	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	73,319,800	$7,332	$1,413,268	$(564,072)	$-	$-	$856,528
Issuance of share for acquisition of StarFIN Holdings Limited on February 23, 2023	8,232,038	823	9,054,419	(7,351,165)	(260,052)	-	1,444,025
Effect on acquisition of TellUS Report Sdn Bhd	-	-	-	-	-	8	8
Net income for the year	-	-	-	19,214	-	(637)	18,577
Foreign currency translation	-	-	-	-	(60,389)	-	(60,389)
Balance as of December 31, 2023	81,551,838	$8,155	$10,467,687	$(7,896,023)	$(320,441)	$(629)	$2,258,749

	COMMON STOCK				ACCUMULATED
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	81,551,838	$8,155	$10,467,687	$(7,896,023)	$(320,441)	$(629)	$2,258,749
Net loss for the year	-	-	-	(143,577)	-	(18,391)	(161,968)
Foreign currency translation	-	-	-	-	48,571	-	48,571
Balance as of December 31, 2024	81,551,838	$8,155	$10,467,687	$(8,039,600)	$(271,870)	$(19,020)	$2,145,352

See accompanying notes to consolidated financial statements

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In United States Dollars (“US$” or “$”), except for number of shares or as otherwise stated)

	For the Year Ended December 31,
	2024	2023
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(143,577)	$19,214
Minority interest	(18,391)	(637)
Impairment of investment in associate	61,364	-
Share of loss from operation of associate	9,843	152

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	119,608	133,024
Provision for credit loss allowance	(84,503)	55,076

Changes in operating assets and liabilities:
Account payable	13,463	1,176
Account receivable	(65,454)	(412,818)
Prepayment, deposits and other receivables	(22,443)	83,387
Other payables and accrued liabilities	213,387	(64,649)
Deferred revenue	325,214	(71,705)
Tax assets	(53,733)	298,842
Deferred income tax assets	(7,470)	3,912
Income tax payable	55,996	(196,833)
Change in lease liability	(60,303)	(58,595)
Net cash provided by/(used in) operating activities	343,001	(210,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(138,343)	(32,479)
Investment in associate	(70,790)	-

Net cash used in investing activities	(209,133)	(32,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to director	(67,872)	(62,793)
Repayment of hire purchase	(4,789)	(11,173)
Advances to related companies	(4,740)	(612)
Net cash used in financing activities	(77,401)	(74,578)

Effect of exchange rate changes in cash and cash equivalents	19,274	(28,471)

Net changes in cash and cash equivalents	75,741	(345,982)
Cash and cash equivalents, beginning of year	1,234,188	1,580,170

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,309,929	$1,234,188

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$105,339	$104,691
Cash paid for interest	$2,790	$391

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In United States Dollars (“US$” or “$”), except for number of shares or as otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

AsiaFIN Holdings Corp., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on June 14, 2019.

On June 14, 2019, Mr. Wong Kai Cheong was appointed Chief Executive Officer, President, Secretary, Treasurer and Director.

On September 18, 2020, Mr. Seah Kok Wah was appointed Director of the Company.

On December 18, 2019, we acquired 100% of the equity interests of AsiaFIN Holdings Corp. (the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia. In consideration of the equity interests of AsiaFIN Holdings Corp., our Chief Executive Officer, Mr. Wong was compensated $1 HKD.

On December 23, 2019, the Malaysia Company acquired AsiaFIN Holdings Limited (the “Hong Kong Company”), a private limited company incorporated in Hong Kong. In consideration of the equity interests of AsiaFIN Holdings Limited, our Chief Executive Officer, Mr. Wong was compensated $1 HKD.

On December 22, 2022, AsiaFIN Holdings Corp. entered into an Acquisition Agreement (the “Agreement”) with StarFIN Holdings Limited. (“SFHL”), a private limited company organized under the law of British Virgin Islands, and the shareholders of SFHL. Pursuant to the Agreement, the Company purchased 10,000 shares of SFHL (the “SFHL Shares”), representing all of the issued and outstanding shares of common stock of SFHL. As consideration, the Company agreed to issue to the shareholders of SFHL 8,232,038 shares of our common stock, at a value of $1.10 per share, for an aggregate value of $9,055,242. We consummated the acquisition of SFHL on February 23, 2023.

Our Chief Executive Officer, President, Director, Secretary and Treasurer, Mr. Wong Kai Cheong is also the director of SFHL. Prior to the acquisition, Mr. Wong Kai Cheong held 29.94% of our issued and outstanding securities and 57.10% of the issued and outstanding securities of SFHL, Hoo Swee Ping, the director of SFHL, held 10.91% of our issued and outstanding securities and 40.22% of the issued and outstanding securities of SFHL, and Cham Hui Yin, our Finance Manager, held 0.48% of the issued and outstanding securities of SFHL. Upon the consummation of the acquisition, Mr. Wong Kai Cheong, Hoo Swee Ping and Cham Hui Yin received 8,051,511 shares of our restricted common stock collectively.

Initially, the Company, through its subsidiaries, was in the business of providing market research studies and consulting services to its client, which were primarily in the payment solution industry.

After the acquisition of SFHL on February 23, 2023, we have broadened our service offerings in the information technology industry such as providing payment processing solution, software solution on regulatory and financial reporting (RegTech), including Environmental Social and Governance (ESG) consultancy & reporting and Robotic Process Automation (RPA) software solution across Asia.

The table below sets forth details of the Company’s subsidiaries and associates:

No.	Subsidiary Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	AsiaFIN Holdings Corp.	Labuan on July 15, 2019	1 share of common stock	Investment holding company

2	AsiaFIN Holdings Limited	Hong Kong on July 5, 2019	1 share of common stock	Investment holding company

3	StarFIN Holdings Limited	British Virgin Islands on August 19, 2021	10,000 shares of common stock	Investment holding company

4	Insite MY Holdings Sdn Bhd (FKA StarFIN Asia Sdn Bhd)	Malaysia on May 24, 2018	11,400,102 shares of common stock	Investment holding company

5	OrangeFIN Academy Sdn Bhd (FKA Insite MY.Com Sdn Bhd)	Malaysia on February 2, 2000	100,000 shares of common stock	Provision of business system integration and management services
`
6	Insite MY Systems Sdn Bhd	Malaysia on January 18, 2000	500,000 shares of common stock	Provision of information technology services

7	Insite MY Innovations Sdn Bhd	Malaysia on January 18, 2010	540,000 shares of common stock	Provision of information technology services

8	OrangeFIN Asia Sdn Bhd	Malaysia on January 25, 2018	50,000 shares of common stock	Provision of computer programming activities and services

9	TellUS Report Sdn Bhd	Malaysia on September 22, 2023	60 shares of common stock	Provision of information technology services

No.	Associate Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Murni StarFIN Sdn Bhd	Malaysia on September 9, 2022	100,000 shares of common stock	Provision of information technology services

2	KSP AsiaFIN Co., Ltd. (FKA KSP StarFIN Co., Ltd.)	Thailand on August 11, 2023	50,000 shares of common stock	Provision of information technology services

Mr. Wong Kai Cheong is the common director of all of aforementioned companies except KSP AsiaFIN Co., Ltd.

Ms. Cham Hui Yin is the director of KSP AsiaFIN Co., Ltd.

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

Our deposit in Malaysia banks are secured by Perbadanan Insurans Deposit Malaysia, compensating up to a limit of Malaysia Ringgit MYR250,000 per deposit per member bank, which is equivalent to $55,923, if any of our bank fail.

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

Income tax expense

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company also adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.

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

The functional currency of the Company is the United States Dollars (“US$” or “US dollars”) and the accompanying financial statements have been expressed in US dollars. In addition, the Company’s subsidiary maintains its books and record in Malaysia Ringgit (“MYR”), United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Thailand Baht (“THB”), which is the respective functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US dollars are translated into US dollars, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the years ended December 31
	2024	2023
Period-end MYR : US$1 exchange rate	4.47	4.59
Period-average MYR : US$1 exchange rate	4.56	4.57
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-end THB : US$1 exchange rate	34.34	-
Period-average THB : US$1 exchange rate	35.23	-

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

As of December 31, 2024, and 2023, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the year ended December 31, 2024, the Company has three reportable segments based on business unit, Fintech, RPA and Regtech businesses and two reportable segments based on country, Malaysia and Non-Malaysia. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

Recently Issued Accounting Standards and Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosures.

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

Cash and cash equivalents	$705,480
Trade receivables, net	676,396
Deposits paid, prepayments and other receivables	202,414
Tax assets	539,969
Investment in Associates – Murni StarFIN Sdn Bhd	8,657
Property, plant and equipment, net	585,816
Trade payable	(24,736)
Accrued expenses and other payables	(734,476)
Deferred tax liabilities	(213,524)
Hire purchase loan	(16,554)
Amount due to directors	(283,703)
Amount due to related parties	(1,673)
Adjustment for foreign exchange fluctuation	260,052
Fair value of StarFIN Holdings Limited	$1,704,118
Fair value of consideration	(9,055,242)
Goodwill	$7,351,124
Goodwill impairment	(7,351,124)
Total goodwill	-

4. ACCOUNT RECEIVABLES, NET

	As of December 31, 2024	As of December 31, 2023
Account receivables, gross	$1,154,703	$1,059,766
Allowance for expected credit loss	(55,076)	(55,076)
Reversal of expected credit loss	84,503	-
Account receivables, net	$1,184,130	$1,004,690

5. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	As of December 31, 2024	As of December 31, 2023
Prepaid expenses	$37,488	$34,717
Other receivables	34,821	33,578
Other deposits	36,298	30,952
Purchase in advance	37,626	14,886
Total	$146,233	$114,133

Prepaid expenses include website domain, third party software maintenance and subscription, rental, employee and motor vehicle insurance.

Other receivables include receivables from service tax and management of car park for director and employees.

Other deposits primarily include deposit of the tenancy agreement and deposit made for security deposit for renovation and car park deposit.

Purchase in advance consist of monies paid to supplier but have yet to receive the products or services from the suppliers.

6. PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31, 2024	As of December 31, 2023
Computer systems	$306,930	$259,798
Furniture and fittings	82,657	79,933
Electrical fittings	10,069	9,808
Handphone	63,797	51,000
Office equipment	98,913	93,578
Renovation	171,322	83,097
Motor vehicle	374,419	364,726
Property	413,833	403,120
Total property, plant and equipment	$1,521,940	$1,345,060
Less: Accumulated depreciation	(907,267)	(824,844)
Total property, plant and equipment, net	$614,673	$520,216

	For the year ended December 31, 2024	For the year ended December 31, 2023
Investment in computer systems	$39,432	$17,874
Investment in furniture and fittings	587	371
Investment in electrical fittings	-	278
Investment in handphone	11,216	3,393
Investment in office equipment	2,792	6,497
Investment in renovation	84,316	4,066
Total investment in property and plant	$138,343	$32,479

Depreciation for the period	59,305	$74,429

For the year ended December 31, 2023, the Company acquired a property amounted $420,225 financed through loan from director which is unsecured, non-interest bearing and payable on demand and cash in hand.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31, 2024	As of December 31, 2023
Accrued expenses	$254,474	$351,036
Other payable	381,879	57,503
Receipt in advance	514,903	178,056
Total	$1,151,256	$586,595

Accrued expenses consist of outstanding audit fee, employee claims and salary, service tax and miscellaneous expenses.

Other payable includes primarily payable to third parties and service tax payable.

Receipt in advance consist of monies received from customer but have yet to satisfied performance obligation.

8. AMOUNT DUE TO DIRECTOR

As of December 31, 2024, the Company had an outstanding amount due to director amounted $146,018, mainly consist of a loan from Mr. Wong Kai Cheng for the acquisition of property.

Aforementioned amount is unsecured, non-interest bearing and payable on demand.

9. AMOUNT DUE FROM/TO RELATED PARTIES

As of December 31, 2024, the Company has an outstanding amount due from a number of related companies with common director and shareholder in aggregate amounted $3,809 pertaining to miscellaneous expenses made by these related parties on behalf of the Company.

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

For the year ended December 31, 2024, the Company repaid $4,789 in hire purchase loan with no outstanding amount as of December 31, 2024.

11. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of December 31, 2023	$651,853
New right-of-use assets recognized	113,560
Amortization for the year ended December 31, 2024	(60,303)
Adjustment for non-exercising option	(105,772)
Adjustment for foreign currency translation difference	16,106
Balance as of December 31, 2024	$615,444

Lease Liability
Balance as of December 31, 2023	$651,853
New lease liability recognized	113,560
Imputed interest for the year ended December 31, 2024	34,678
Gross repayment for the year ended December 31, 2024	(94,981)
Adjustment for non-exercising option	(105,772)
Adjustment for foreign currency translation difference	$16,106
Balance as of December 31, 2024	$615,444

Lease liability current portion	64,787
Lease liability non-current portion	$550,657

Other information:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$94,981	$93,691
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	7.80	8.71
Weighted average discount rate for operating lease	5.58%	5.40%

12. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2024 and 2023, the Company has following transactions with related parties:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Purchases
- Insite MY International, Inc.	$77,294	$40,235

Leasing
- Office space leasing	94,981	93,691

Total	$172,275	$133,926

Our Chief Executive Officer, Mr. Wong Kai Cheong is a majority shareholder of Insite MY International, Inc.

For the years ended December 31, 2024 and 2023, the Company has paid $42,288 and $42,224 respectively to our Chief Executive Officer, Mr. Wong Kai Cheong, pertaining to leasing of office space.

For the years ended December 31, 2024 and 2023, the Company has paid $52,693 and $51,467 respectively to Ms. Tan Siew Meng, the spouse of our Chief Executive Officer, Mr. Wong Kai Cheong, pertaining to leasing of office spaces.

13. CONCENTRATION OF RISK

(a)	Major Customers

For the year ended December 31, 2024, the Company generated total revenue of $3,382,432, of which no customer accounted for more than 10% of the Company’s total revenue. For the year ended December 31, 2023, the Company generated total revenue of $3,109,515, of which no customers accounted for more than 10% of the Company’s total revenue.

(b)	Major Suppliers

For the year ended December 31, 2024, the Company incurred cost of revenue of $1,958,632, of which no supplier accounted for more than 10% of the Company’s cost of revenue. For the year ended December 31, 2023, the Company incurred cost of revenue of $1,708,334, of which no supplier accounted for more than 10% of the Company’s cost of revenue.

14. INCOME TAXES

The loss before income taxes of the Company for the years ended December 31, 2024 and 2023 were comprised of the following:

	For the years ended December 31
	2024	2023
Tax jurisdictions from:
- Local	$(208,993)	$(222,011)
- Foreign, representing:
Hong Kong	(49,665)	(45,768)
British Virgin Islands	(2,550)	(2,550)
Labuan, Malaysia	(81,873)	(30,131)
Malaysia	300,104	415,749
Income before income taxes	$(42,977)	$115,289

Provision for income taxes consisted of the following:

	For the years ended December 31
	2024	2023
Current:
- Local	$-	$-
- Foreign	$(118,991)	$(96,712)

Deferred tax assets:
- Local	$-	$-
- Foreign	$324	$43

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$4,991	$12,013

Income tax payable:
- Local	$-	$-
- Foreign	$60,483	$3,358

Income tax assets:
- Local	$-	$-
- Foreign	$280,354	$219,698

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years presented, the Company has a number of subsidiaries that operates in various countries: the United States of America, Hong Kong, the British Virgin Islands and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is incorporated in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2024, the operations in the United States of America incurred $933,440 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2044, if unutilized. The Company has provided for a full valuation allowance of approximately $196,022 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

The British Virgin Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation and there is no taxation in the nature of inheritance tax or estate duty. There are no other taxes likely to be material to us levied by the government of the British Virgin Islands except for stamp duties which may be applicable on instruments executed in, or, after execution, brought within the jurisdiction of the British Virgin Islands. The British Virgin Islands is not party to any double tax treaties that are applicable to any payments made to or by our company. There are no exchange control regulations or currency restrictions in the British Virgin Islands. Payments of dividends and capital in respect of our ordinary shares will not be subject to taxation in the British Virgin Islands and no withholding will be required on the payment of a dividend or capital to any holder of our ordinary shares, nor will gains derived from the disposal of our ordinary shares be subject to British Virgin Islands income or corporation tax. No stamp duty is payable in respect of the issue of the shares or on an instrument of transfer in respect of a share.

Hong Kong

AsiaFIN Holdings Corp. is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 8.25% on its assessable income.

Labuan, Malaysia

Labuan was established an international offshore financial center in 1990 with its own specific laws and regulations to attract foreign investment and promoting financial services. Under the current laws of Labuan, AsiaFIN Holdings Corp. is governed under the Labuan Business Activity Tax Act 1990. Labuan offers a low fixed tax rate of 3% for a Labuan incorporated company carrying a Labuan trading activity while the profit of a Labuan incorporated company carrying a Labuan non-trading activity for the tax assessment year shall not be charged to tax under Labuan Business Activity Tax Act 1990, effectively subjecting to a 0% tax rate. Labuan trading activity includes banking, insurance, trading, management, licensing, shipping operations or any other activity which is not a Labuan non-trading activity while Labuan non-trading activity is defined as an activity relating to the holding of investments in securities, stock, shares, loans, deposits or any other properties situated in Labuan by a Labuan incorporated company. For a Labuan incorporated company which fails to meet the substantial activity requirements issued in a circular on April 29, 2020, the tax charge for such company is based on 24% of net audited profit. As the Company’s subsidiary, AsiaFIN Holdings Corp., which was incorporated under the Labuan acts as an investment holding company, is carrying a Labuan non-trading activity, the Company is not subject to tax under Labuan Business Activity Tax Act 1990.

Malaysia

All Malaysian companies are subject to the Malaysian corporate tax laws at a two-tier corporate income tax rate based on amount of paid-up capital. The 2024 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $559,234) or less and that are not part of a group containing a company exceeding this capitalization threshold is 15% on first chargeable income of MYR 150,000 (approximately $33,554), 17% on remaining chargeable income up to MYR 600,000 (approximately $134,216) and any chargeable income beyond MYR 600,000 (approximately $134,216) will be subject to the corporate tax rate of 24%.

As of December 31, 2024, the operations in Malaysia incurred $6,828,424 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $1,160,832 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

15. DIVIDEND

No dividends were declared for the year ended December 31, 2024.

16. FOREIGN CURRENCY EXCHANGE RATE

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate post higher or lower income depending on exchange rate converted into US dollars at the end of the financial year. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

17. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has three reportable segments based on business unit, Fintech, RPA and Regtech businesses and two reportable segments based on country, Malaysia and Non-Malaysia.

The Company adopted the ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

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

	For the Year Ended and As of December 31, 2024
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$1,257,270	$1,801,730	$323,432	$3,382,432

Cost of revenue	(680,714)	(844,455)	(433,463)	(1,958,632)

Gross profit	$576,556	$957,275	$(110,031)	$1,423,800

Share of loss from operation of associate	-	(4,032)	(5,811)	(9,843)

Selling, general and administrative expenses and other income	(475,263)	(631,910)	(349,761)	(1,456,934)

Loss from operations	101,293	321,333	(465,603)	(42,977)

Total assets	$1,357,920	$1,805,491	$999,429	$4,162,840
Capital expenditure	$45,127	$60,002	$33,214	$138,343

	For the Year Ended and As of December 31, 2024
By Country	Malaysia	Non-Malaysia	Total
Revenue	$3,382,432	$-	$3,382,432

Cost of revenue	(1,958,632)	-	(1,958,632)

Gross profit	$1,423,800	$-	$1,423,800

Share of loss from operation of associate	(9,843)	-	(9,843)

Selling, general and administrative expenses and other income	(1,229,726)	(227,208)	(1,456,934)

Profit/(Loss) from operations	184,231	(227,208)	(42,977)

Total assets	$4,127,080	$35,760	$4,162,840
Capital expenditure	$138,343	$-	$138,343

	For the Year Ended and As of December 31, 2023
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$1,444,946	$1,356,969	$307,600	$3,109,515

Cost of revenue	(796,421)	(646,251)	(265,662)	(1,708,334)

Gross profit	$648,525	$710,718	$41,938	$1,401,181

Share of loss from operation of associate	-	-	(152)	(152)

Selling, general and administrative expenses and other income	(611,142)	(414,730)	(259,868)	(1,285,740)

Profit from operations	37,383	295,988	(218,082)	115,289

Total assets	$1,783,875	$1,210,566	$758,533	$3,752,974
Capital expenditure	$15,438	$10,476	$6,565	$32,479

	For the Year Ended and As of December 31, 2023
By Country	Malaysia	Non-Malaysia	Total
Revenue	$3,109,515	$-	$3,109,515

Cost of revenue	(1,708,334)	-	(1,708,334)

Gross profit	$1,401,181	$-	$1,401,181

Share of loss from operation of associate	(152)	-	(152)

Selling, general and administrative expenses and other income	(1,039,411)	(246,329)	(1,285,740)

Profit/(Loss) from operations	361,618	(246,329)	115,289

Total assets	$3,717,927	$35,047	$3,752,974
Capital expenditure	$32,479	$-	$32,479

18. COMPARATIVE FIGURES

The Company has adjusted the comparative figures of cost of revenue and selling, general and administrative expenses in Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023 from $105,547 to $1,708,334 and from $2,901,636 to $1,298,849 respectively, due to the reclassification of certain items from selling, general and administrative expenses to cost of revenue to conform with current year presentation. The restatements do not have any impact to the accumulated deficit as at December 31, 2023 and net income for the year then ended.

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024 up through the date the Company presented these audited financial statements.

Effective on January 20, 2025, AsiaFIN Holdings Corp., a Nevada corporation, and certain individual investors (the “Subscribers”) entered into subscription agreements (each, a “Subscription Agreement”) pursuant to which the Company agreed to sell an aggregate of 364,000 shares of the Company’s common stock, with par value of $0.0001 per share to the Subscribers for an aggregate purchase price of $327,600, or $0.90 per share of the common stock.

