Form 10-Q
period 2025-03-31
ASIAFIN HOLDINGS CORP.
filed 2025-05-13
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2025
Common Stock, $0.0001 par value	81,915,838

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024 (audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of March 31, 2025	As of December 31, 2024
	Unaudited	Audited

ASSETS
Current assets
Cash and cash equivalents	$1,258,660	$1,309,929
Account receivables, net	947,519	1,184,130
Prepayment, deposits and other receivables	140,743	146,233
Amount due from related parties	5,244	3,809
Tax assets	295,036	280,354
Total current assets	$2,647,202	$2,924,455

Non-current Assets
Right-of-use assets, net	$633,716	$615,444
Property, plant and equipment, net	619,004	614,673
Deferred income tax assets	326	324
Investment in associates	8,003	7,944
Total non-current assets	$1,261,049	$1,238,385

TOTAL ASSETS	$3,908,251	$4,162,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$1,010,154	$1,151,256
Account payables (including $59,042 and $19,984 of account payable to related party as of March 31, 2025, and December 31, 2024, respectively)	125,997	39,296
Income tax payable	3,357	60,483
Amount due to director	132,465	146,018
Lease liability – current portion	58,891	64,787
Total current liabilities	$1,330,864	$1,461,840

Non-current liabilities
Lease liability – non-current portion	574,825	550,657
Deferred tax liabilities	5,029	4,991
Total non-current liabilities	$579,854	$555,648

TOTAL LIABILITIES	$1,910,718	$2,017,488

STOCKHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 81,915,838 and 81,551,838 shares issued and outstanding as of March 31, 2025 and December 31, 2024	8,192	8,155
Additional paid-in capital	10,795,250	10,467,687
Accumulated other comprehensive loss	(257,826)	(271,870)
Accumulated deficit	(8,522,029)	(8,039,600)
Non-controlling interest	(26,054)	(19,020)

TOTAL STOCKHOLDERS’ DEFICIT	$1,997,533	$2,145,352

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,908,251	$4,162,840

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended March 31, 2025	Three months ended March 31, 2024

REVENUE	$621,179	$519,752

COST OF REVENUE (including $46,029 and $27,234 of cost of service revenue to related party for the three months ended March 31, 2025 and 2024, respectively)	(628,092)	(497,824)

GROSS (LOSS)/PROFIT	$(6,913)	$21,928

SHARE OF LOSS FROM OPERATION OF ASSOCIATE	(1)	(9,599)

OTHER INCOME	3,282	1,994

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $24,452 and $22,712 of selling, general and administrative expenses to related party for the three months ended March 31, 2025 and 2024, respectively)	(485,831)	$(295,839)

LOSS BEFORE INCOME TAX	(489,463)	$(281,516)

INCOME TAX EXPENSES	-	-

NET LOSS	(489,463)	$(281,516)
Net income attributable to non-controlling interest	7,034	3,405

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF ASIAFIN HOLDINGS CORP.	(482,429)	(278,111)

Other comprehensive income:
- Foreign currency translation loss	14,044	(48,950)

TOTAL COMPREHENSIVE LOSS	(468,385)	$(327,061)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	$81,838,994	$81,551,838

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	81,551,838	$8,155	$10,467,687	$(7,896,023)	$(320,441)	$(629)	$2,258,749

Net loss for the period	-	-	-	(278,111)	-	(3,405)	(281,516)
Foreign currency translation	-	-	-	-	(48,950)	-	(48,950)
Balance as of March 31, 2024	81,551,838	$8,155	$10,467,687	$(8,174,134)	$(369,391)	$(4,034)	$1,928,283

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2024	81,551,838	$8,155	$10,467,687	$(8,039,600)	$(271,870)	$(19,020)	$2,145,352
New issuance of shares on January 20, 2025	364,000	37	327,563	-	-	-	327,600
Net loss for the period	-	-	-	(482,429)	-	(7,034)	(489,463)
Foreign currency translation	-	-	-	-	14,044	-	14,044
Balance as of March 31, 2025	81,915,838	$8,192	$10,795,250	$(8,522,029)	$(257,826)	$(26,054)	$1,997,533

See accompanying notes to unaudited condensed consolidated financial statements

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(482,429)	$(278,111)
Minority interest	(7,034)	(3,405)
Share of loss from operation of associate	1	9,599

Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation and amortization	30,730	28,032
Disposal of asset	(11,248)	-
Provision for credit loss allowance	105,903	29,278

Changes in operating assets and liabilities:
Account payables	86,234	1,862
Account receivables	139,261	291,364
Prepayment, deposits and other receivables	6,587	(7,966)
Other payables and accrued liabilities	(43,770)	(66,897)
Deferred revenue	214,690	168,309
Tax assets	(12,515)	(30,942)
Income tax payable	(57,451)	-
Change in lease liability	(14,107)	(14,346)

Net cash (used in)/provided by operating activities	$(45,148)	$126,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(16,258)	(8,006)
Disposal of property, plant and equipment	11,248	-
Investment in associate	-	(35,473)

Net cash used in investing activities	$(5,010)	$(43,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	9,000	-
Advance to director	(14,623)	(15,846)
Repayment of hire purchase	-	(2,757)
Advances to related companies	(1,403)	(224)

Net cash used in financing activities	$(7,026)	$(18,827)

Effect of exchange rate changes on cash and cash equivalents	$5,915	$(16,888)

Net increase in cash and cash equivalents	$(51,269)	$47,583
Cash and cash equivalents, beginning of year	1,309,929	1,234,188

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,258,660	$1,281,771

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$23,675	$29,404
Cash paid for interest paid	$541	$776

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVTIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	73,871	-

Initial recognition of the balance payment of finance lease right-of-use asset by finance lease liabilities	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Ms. Cham Hui Yin is the director of StarFIN Holding Limited, Insite MY Holdings Sdn Bhd and KSP AsiaFIN Co., Ltd.

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

Our deposit in Malaysia banks are secured by Perbadanan Insurans Deposit Malaysia, compensating up to a limit of Malaysia Ringgit MYR250,000 per deposit per member bank, which is equivalent to $56,351, if any of our bank fail.

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

As reflected in the accompanying financial statements, for the three months ended March 31, 2025, the Company incurred a net loss of $482,429 and negative operating cash flow of $45,148. As of March 31, 2025, the Company has accumulated deficit of $8,522,029. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the three months ended March 31,
	2025	2024
Period-end MYR : US$1 exchange rate	4.44	4.72
Period-average MYR : US$1 exchange rate	4.45	4.73
Period-end HK$ : US$1 exchange rate	7.78	7.75
Period-average HK$ : US$1 exchange rate	7.78	7.75
Period-end THB : US$1 exchange rate	33.95	36.37
Period-average THB : US$1 exchange rate	33.93	35.86

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

As of March 31, 2025 and 2024, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the three months ended March 31, 2025, the Company has three reportable segments based on business unit, Fintech, RPA and Regtech businesses and two reportable segments based on country, Malaysia and Non-Malaysia. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to further clarify the effective date of ASU 2024-03. ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The requirements of ASU 2024-03 are effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU 2024-03 or retrospectively to any or all periods presented in the financial statements. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. ACCOUNT RECEIVABLES, NET

	As of March 31, 2025	As of December 31, 2024
Account receivables, gross	$1,023,996	$1,154,703
Allowance for expected credit loss	(76,477)	(55,076)
Reversal of expected credit loss	-	84,503
Account receivables, net	$947,519	$1,184,130

4. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	As of March 31, 2025	As of December 31, 2024
Prepaid expenses	30,644	37,488
Other receivables	38,260	34,821
Other deposits	34,188	36,298
Purchase in advance	37,651	37,626
Total	$140,743	$146,233

Prepaid expenses include website domain, third party software maintenance and subscription, OTC Markets fee, employee and motor vehicle insurance.

Other receivables include receivables from service tax and management of car park for director and employees.

Other deposits primarily include deposit of the tenancy agreement and deposit made for security deposit for renovation and car park deposit.

Purchase in advance consist of monies paid to supplier but have yet to receive the products or services from the suppliers.

5. PROPERTY, PLANT AND EQUIPMENT, NET

	As of March 31, 2025	As of December 31, 2024
Computer systems	$318,133	$306,930
Furniture and fittings	88,921	82,657
Electrical fittings	10,146	10,069
Handphone	64,285	63,797
Office equipment	101,468	98,913
Renovation	172,631	171,322
Motor vehicle	300,080	374,419
Property	416,995	413,833
Total property, plant and equipment	$1,472,659	$1,521,940
Less: Accumulated depreciation	(853,655)	(907,267)
Total property, plant and equipment, net	$619,004	$614,673

	For three months ended March 31, 2025	For the year ended December 31, 2024
Investment in computer systems	$8,841	$39,432
Investment in furniture and fittings	5,622	587
Investment in electrical fittings	-	-
Investment in handphone	-	11,216
Investment in office equipment	1,795	2,792
Investment in renovation	-	84,316
Total investment in property, plant and equipment	$16,258	$138,343

Depreciation for the period	16,623	$59,305

6. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of March 31, 2025	As of December 31, 2024
Accrued expenses	$274,303	$254,474
Other payable	1,833	381,879
Receipt in advance	734,018	514,903
Total	$1,010,154	$1,151,256

Accrued expenses consist of outstanding audit fee, employee claims and salary, service tax and miscellaneous expenses.

Other payable includes primarily payable to third parties and service tax payable.

Receipt in advance consist of monies received from customer but have yet to satisfied performance obligation.

7. AMOUNT DUE TO DIRECTOR

As of March 31, 2025, the Company had an outstanding amount due to director amounted $132,465, mainly consist of a loan from Mr. Wong Kai Cheong for the acquisition of property.

Aforementioned amount is unsecured, interest bearing and payable on demand.

8. AMOUNT DUE FROM RELATED PARTIES

As of March 31, 2025, the Company has an outstanding amount due from a number of related companies with common director and shareholder in aggregate amounted $5,244 pertaining to miscellaneous expenses made by these related parties on behalf of the Company.

Aforementioned amount is unsecured, non-interest bearing and payable on demand.

9. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of December 31, 2024	$615,444
New right-of-use assets recognized	585,480
Amortization for the three months ended March 31, 2025	(14,107)
Adjustment for non-exercising option	(557,776)
Adjustment for foreign currency translation difference	4,675
Balance as of March 31, 2025	$633,716

Lease Liability
Balance as of December 31, 2024	$615,444
New lease liability recognized	585,480
Imputed interest for the three months ended March 31, 2025	10,345
Gross repayment for the three months ended March 31, 2025	(24,452)
Adjustment for non-exercising option	(557,776)
Adjustment for foreign currency translation difference	$4,675
Balance as of March 31, 2025	$633,716

Lease liability current portion	58,891
Lease liability non-current portion	$574,825

Other information:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$24,452	$22,712
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	8.78	8.46
Weighted average discount rate for operating lease	6.40%	5.40%

10. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2025 and 2024, the Company has following transactions with related parties:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Purchases
- Insite MY International, Inc.	$46,029	$27,234

Leasing
- Office space leasing	24,452	22,712

Total	$70,481	$49,946

Our Chief Executive Officer, Mr. Wong Kai Cheong is a majority shareholder of Insite MY International, Inc.

For the three months ended March 31, 2025 and 2024, the Company has paid $10,848 and $10,188 respectively to our Chief Executive Officer, Mr. Wong Kai Cheong, pertaining to leasing of office space.

For the three months ended March 31, 2025 and 2024, the Company has paid $13,604 and $12,524 respectively to Ms. Tan Siew Meng, the spouse of our Chief Executive Officer, Mr. Wong Kai Cheong, pertaining to leasing of office spaces.

11. CONCENTRATION OF RISK

(a)	Major Customers

For the three months ended March 31, 2025, the Company generated total revenue of $621,179, of which three customers accounted for more than 10% of the Company’s total revenue. For the three months ended March 31, 2024, the Company generated total revenue of $519,752, of which one customer accounted for more than 10% of the Company’s total revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the three months ended March 31
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer A	$105,779	$-	17%	-%	$21,033	$-
Customer B	74,481	-	12%	-%	33,640	-
Customer C	66,024	-	11%	-%	54,990	-
Customer D	-	61,307	-%	12%	-	33,061
Others	374,895	458,445	60%	88%	914,333	704,583
Total	$621,179	$519,752	100%	100%	$1,023,996	$737,644

(b)	Major Suppliers

For the three months ended March 31, 2025, the Company incurred cost of revenue of $628,092, of which no supplier accounted for more than 10% of the Company’s cost of revenue. For the three months ended March 31, 2024, the Company incurred cost of revenue of $497,824, of which no supplier accounted for more than 10% of the Company’s cost of revenue.

12. INCOME TAXES

The loss before income taxes of the Company for the three months ended March 31, 2025 and 2024 were comprised of the following:

	For the three months ended March 31
	2025	2024
Tax jurisdictions from:
- Local	$(112,735)	$(15,868)
- Foreign, representing:
Hong Kong	(4,121)	(3,893)
British Virginia Island (non-taxable jurisdiction)	(1,050)	(400)
Labuan, Malaysia (non-taxable jurisdiction)	576	(10,397)
Malaysia	(372,133)	(250,958)
Loss before income taxes	$(489,463)	$(281,516)

Provision for income taxes consisted of the following:

	For the three months ended March 31
	2025	2024
Current:
- Local	$-	$-
- Foreign	$-	$-

Deferred tax assets:
- Local	$-	$-
- Foreign	$326	$42

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$5,029	$11,671

Income tax payable:
- Local	$-	$-
- Foreign	$3,357	$3,358

Income tax assets:
- Local	$-	$-
- Foreign	$295,036	$244,439

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the period presented, the Company has a number of subsidiaries that operates in various countries: United States of America, Hong Kong, the British Virginia Islands and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. The Company is subject to the United States statutory corporate tax rate of 21%. As of March 31, 2025, the operations in the United States of America incurred $1,046,175 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately $219,697 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Malaysia

All Malaysian companies operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a standard income tax rate of 24% on their assessable income for the tax year.

As of March 31, 2025, the operations in Malaysia incurred $7,184,522 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $1,221,369 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

13. SHAREHOLDERS’ EQUITY

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

On August 3, 2021, the Company issued 837,300 shares of common stock being sold at $1.00 per share for a total of $837,300 through initial public offering.

On December 22, 2022, the Company entered into an acquisition agreement with the shareholders of StarFIN Holdings Limited, to acquire 100% equity stake in StarFIN Holdings Limited in consideration of a new issuance of 8,232,038 shares of restricted common stock, valued at $9,055,242.

On January 20, 2025, the Company issued 364,000 shares of restricted common stock to 14 individual shareholders at the purchase price of $0.90 per share, for a total purchase price of $327,600. The $327,600 in proceeds went to the Company to be used as working capital.

As of March 31, 2025, the Company have an issued and outstanding share of common stock of 81,915,838 with an authorized share of common stock of 600,000,000 with a par value of $0.0001. In addition, the Company have an authorized share of preference stock of 200,000,000 with a par value of $0.0001, however no share of preference stock was issued and outstanding as of March 31, 2025.

14. DIVIDEND

No dividend was declared for the three months ended March 31, 2025.

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

	For the Three Months Ended and As of March 31, 2025
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$157,413	$402,601	$61,165	$621,179

Cost of revenue	(196,674)	(290,298)	(141,120)	(628,092)

Gross loss	$(39,261)	$112,303	$(79,955)	$(6,913)

Share of loss from operation of associate	-	(1)	-	(1)

Selling, general and administrative expenses and other income	(124,038)	(238,721)	(119,790)	(482,549)

Loss from operations	(163,299)	(126,419)	(199,745)	(489,463)

Total assets	$1,004,608	$1,933,441	$970,202	$3,908,251
Capital expenditure	$4,179	$8,043	$4,036	$16,258

	For the Three Months Ended and As of March 31, 2025
By Country	Malaysia	Non-Malaysia	Total
Revenue	$621,179	$-	$621,179

Cost of revenue	(628,092)	-	(628,092)

Gross loss	$(6,913)	$-	$(6,913)

Share of loss from operation of associate	(1)	-	(1)

Selling, general and administrative expenses and other income	(364,643)	(117,906)	(482,549)

Loss from operations	(371,557)	(117,906)	(489,463)

Total assets	$3,876,424	$31,827	$3,908,251
Capital expenditure	$16,258	$-	$16,258

	For the Three Months Ended and As of March 31, 2024
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$290,558	$192,119	$37,075	$519,752

Cost of revenue	(249,978)	(134,137)	(113,709)	(497,824)

Gross profit	$40,580	$57,982	$(76,634)	$21,928

Share of loss from operation of associate	-	(9,599)	-	(9,599)

Selling, general and administrative expenses and other income	(117,537)	(103,172)	(73,136)	(293,845)

Loss from operations	(76,957)	(54,789)	(149,770)	(281,516)

Total assets	$1,382,841	$1,213,827	$860,435	$3,457,103
Capital expenditure	$3,202	$2,811	$1,993	$8,006

	For the Three Months Ended and As of March 31, 2024
By Country	Malaysia	Non-Malaysia	Total
Revenue	$519,752	$-	$519,752

Cost of revenue	(497,824)	-	(497,824)

Gross profit	$21,928	$-	$21,928

Share of loss from operation of associate	(9,599)	-	(9,599)

Selling, general and administrative expenses and other income	(273,683)	(20,162)	(293,845)

Loss from operations	(261,354)	(20,162)	(281,516)

Total assets	$3,425,055	$32,048	$3,457,103
Capital expenditure	$8,006	$-	$8,006

17. COMPARATIVE FIGURES

The Company has adjusted the comparative figures of cost of revenue and selling, general and administrative expenses in Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 from $33,834 to $497,824 and from $759,829 to $295,839 respectively, due to the reclassification of certain items from selling, general and administrative expenses to cost of revenue to conform with current period presentation. The restatements do not have any impact to the accumulated deficit as at March 31, 2024 and net income for the period then ended.

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025 up through the date the Company presented these unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated March 25, 2025, for the year ended December 31, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on March 19, 2021, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

AsiaFIN Holdings Corp. (OTCQB: ASFH), a US listed, Nevada, USA Corporation, operates through its wholly owned Malaysia, Hong Kong and StarFIN Holdings Ltd subsidiaries. AsiaFIN's mission is to become the “financial ecosystem enabler” through its solutions in Fintech; Regulatory Technology (REGTECH); ESG Consultancy & Reporting and Robotic Process Automation (RPA) services. AsiaFIN provides services to over 90+ financial institutions and over 100 corporate clients in the Asia and Middle east region including Malaysia, Myanmar, the Philippines, Indonesia, Bangladesh, Pakistan, Thailand, Singapore and now in Saudi Arabia. AsiaFIN’s clients are central banks, financial institutions and large corporation. For further information regarding the company, please visit https://asiafingroup.com

Payment Processing

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

Results of operations

Three months ended March 31, 2025 and 2024

	For the Three Months Ended March 31,				Increase (decrease) in
	2025		2024		2025 compared to 2024
	(In U.S. dollars, except for percentages)
Revenue	$621,179	100.0%	$519,752	100.0%	$101,427	19.5%
Cost of revenue	(628,092)	(101.1)%	(497,824)	(95.8)%	130,268	26.2%
Gross (loss)/profit	(6,913)	(1.1)%	21,928	4.2%	(28,841)	(131.5)%
Share of loss from operation of associate	(1)	(0.0)%	(9,599)	(1.8)%	(9,598)	(100.0)%
Selling, general and administrative expenses	(485,831)	(78.2)%	(295,839)	(56.9)%	189,992	64.2%
Other income	3,282	0.5%	1,994	0.4%	1,288	64.6%
Loss from operations	(489,463)	(78.8)%	(281,516)	(54.2)%	207,947	73.9%
Income tax expense	-	-%	-	-%	-	-%
Net loss	(489,463)	(78.8)%	(281,516)	(54.2)%	207,947	73.9%
Net income attributable to non-controlling interest	7,034	1.1%	3,405	0.7%	3,629	106.6%
Net loss attributed to common shareholders of AsiaFIN Holdings Corp.	$(482,429)	(77.7)%	$(278,111)	(53.5)%	$204,318	73.5%

Revenues

For the three months ended March 31, 2025, the Company generated revenue in the amount of $621,179. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the three months ended March 31, 2024, the Company generated revenue in the amount of $519,752. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

Selling, General and Administrative Expenses

For the three months ended March 31, 2025, the Company had selling, general and administrative expenses in the amount of $485,831. These were primarily comprised of salary expenses, credit loss allowance, consultancy fee, advertisement fee, transportation charges and travelling expenses.

For the three months ended March 31, 2024, the Company had selling, general and administrative expenses in the amount of $295,839. These were primarily comprised of salary expenses, insurance, consultancy fee and travelling expenses.

The significant increase in general and administrative expenses was primarily attributable to higher salary expenses, as the Company recruited more employees to support their business expansion, and an increase in credit loss allowance, due to challenges in collecting receivables from debtors.

Net Loss

For the three months ended March 31, 2025, the Company has incurred a net loss of $482,429.

For the three months ended March 31, 2024, the Company has incurred a net loss of $278,111.

Liquidity and Capital Resources

Three months ended March 31, 2025 and 2024

Cash Used in/Provided by Operating Activities

For the three months ended March 31, 2025, the Company has used $45,148 in operating activity, of which primarily consist of net loss, minority interest, disposal of asset, decrease in other payables and accrued liabilities, increase in tax assets, decrease in income tax payable and reduction in lease liability contra by share of loss from operation of associate, depreciation and amortization, provision for credit loss allowance, increase in account payables, decrease in account receivables, decrease in prepayment, deposits and other receivables and increase in deferred revenue.

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

Cash Used in Investing Activities

For the three months ended March 31, 2025, the Company has invested $5,010 in investing activities, for the acquisition of computer systems, furniture and fittings, and investment in associate.

For the three months ended March 31, 2024, the Company has invested $43,479 in investing activities, for the acquisition of computer systems and mobile phones and investment in associate.

Cash Used in Financing Activities

For the three months ended March 31, 2025, the Company has used $7,026 in financing activity, primarily consist of proceeds from share issuance and advances to director.

For the three months ended March 31, 2024, the Company has used $18,827 in financing activity, primarily consist of advances to director.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2025.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future cash payments under fixed contractual obligations.

The following table summarizes our contractual obligations as of March 31, 2025:

	Total	Due within 1 year
Operating lease obligations[1]	$633,716	$58,891
Loan obligation[2]	135,242	67,621
Total contractual obligations	$768,958	$126,512

1Amount includes operating lease right-of-use obligations. We have one office space leasing agreement with our Chief Executive Officer and director, Mr. Wong Kai Cheong, and three office space leasing agreements with third party.

2Represents the loan agreement with our Chief Executive Officer and director, Mr. Wong Kai Cheong, for the acquisition of property.

There were no outstanding obligations that were considered material as of March 31, 2025.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2025.

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

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of March 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ending March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sale of equity securities was reported in Current Reports on Form 8-K filed with SEC on January 24, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

AsiaFIN Holdings Corp.
(Name of Registrant)

Date: May 12, 2025	By:	/s/ Wong Kai Cheong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Cham Hui Yin
	Title:	Finance Manager
(Principal Financial Officer and Principal Accounting Officer)

-8-