Form 10-Q
period 2025-06-30
ASIAFIN HOLDINGS CORP.
filed 2025-08-13
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2025
Common Stock, $0.0001 par value	81,915,838

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 (Unaudited) AND DECEMBER 31, 2024 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of June 30, 2025	As of December 31, 2024
	Unaudited	Audited

ASSETS
Current assets
Cash and cash equivalents	$1,031,421	$1,309,929
Account receivables, net	833,423	1,184,130
Prepayment, deposits and other receivables	141,699	146,233
Amount due from related parties	16,243	3,809
Tax assets	321,571	280,354
Total current assets	$2,344,357	$2,924,455

Non-current Assets
Right-of-use assets, net	$590,298	$615,444
Property, plant and equipment, net	654,597	614,673
Deferred income tax assets	344	324
Investment in associates	8,317	7,944
Total non-current assets	$1,253,556	$1,238,385

TOTAL ASSETS	$3,597,913	$4,162,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$879,227	$1,151,256
Account payables (including $62,242 and $19,984 of account payable to related party as of June 30, 2025, and December 31, 2024, respectively)	120,372	39,296
Income tax payable	3,357	60,483
Amount due to director	121,698	146,018
Lease liability – current portion	56,584	64,787
Total current liabilities	$1,181,238	$1,461,840

Non-current liabilities
Lease liability – non-current portion	533,714	550,657
Deferred tax liabilities	5,302	4,991
Total non-current liabilities	$539,016	$555,648

TOTAL LIABILITIES	$1,720,254	$2,017,488

STOCKHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 81,915,838 and 81,551,838 shares issued and outstanding as of June 30, 2025 and December 31, 2024	8,192	8,155
Additional paid-in capital	10,795,250	10,467,687
Accumulated other comprehensive loss	(169,480)	(271,870)
Accumulated deficit	(8,719,830)	(8,039,600)
Non-controlling interest	(36,473)	(19,020)

TOTAL STOCKHOLDERS’ DEFICIT	$1,877,659	$2,145,352

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,597,913	$4,162,840

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
REVENUE	$1,007,296	$542,475	$1,628,475	$1,062,228

COST OF REVENUE (including $4,169 and $38,202 of cost of service revenue to related party for the three months ended June 30, 2025 and 2024, respectively; including $50,198 and $65,436 of cost of service revenue to related party for the six months ended June 30, 2025 and 2024, respectively)	(695,376)	(488,182)	(1,323,468)	(986,006)

GROSS PROFIT	311,920	54,293	305,007	76,222

SHARE OF LOSS FROM OPERATION OF ASSOCIATE	(115)	(15,488)	(117)	(25,087)

OTHER INCOME	3,031	2,260	6,313	4,253

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $25,375 and $22,888 of selling, general and administrative expenses to related party for the three months ended June 30, 2025 and 2024, respectively; including $49,827 and $45,600 of selling, general and administrative expenses to related party for the six months ended June 30, 2025 and 2024, respectively)	(523,056)	(326,101)	(1,008,886)	(621,940)

LOSS BEFORE INCOME TAX	(208,220)	(285,036)	(697,683)	(566,552)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(208,220)	(285,036)	(697,683)	(566,552)
Net income attributable to non-controlling interest	10,419	3,940	17,453	7,345

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF ASIAFIN HOLDINGS CORP.	(197,801)	(281,096)	(680,230)	(559,207)

Other comprehensive income:
- Foreign currency translation income/(loss)	88,346	1,377	102,392	(47,573)

TOTAL COMPREHENSIVE LOSS	(109,455)	(279,719)	(577,838)	(606,780)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	81,915,838	81,551,838	81,875,838	81,551,838

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON-CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	81,551,838	$8,155	$10,467,687	$(7,896,023)	$(320,441)	$(629)	$2,258,749
Net loss for the period	-	-	-	(278,111)	-	(3,405)	(281,516)
Foreign currency translation	-	-	-	-	(48,950)	-	(48,950)
Balance as of March 31, 2024	81,551,838	8,155	10,467,687	(8,174,134)	(369,391)	(4,034)	1,928,283
Net loss for the period	-	-	-	(281,096)	-	(3,940)	(285,036)
Foreign currency translation	-	-	-	-	1,377	-	1,377
Balance as of June 30, 2024	81,551,838	$8,155	$10,467,687	$(8,455,230)	$(368,014)	$(7,974)	$1,644,624

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2024	81,551,838	$8,155	$10,467,687	$(8,039,600)	$(271,870)	$(19,020)	$2,145,352
New issuance of shares on January 20, 2025	364,000	37	327,563	-	-	-	327,600
Net loss for the period	-	-	-	(482,429)	-	(7,034)	(489,463)
Foreign currency translation	-	-	-	-	14,044	-	14,044
Balance as of March 31, 2025	81,915,838	$8,192	$10,795,250	$(8,522,029)	$(257,826)	$(26,054)	$1,997,533
Net loss for the period	-	-	-	(197,801)	-	(10,419)	(208,220)
Foreign currency translation	-	-	-	-	88,346	-	88,346
Balance as of June 30, 2025	81,915,838	$8,192	10,795,250	(8,719,830)	(169,480)	(36,473)	1,877,659

See accompanying notes to unaudited condensed consolidated financial statements

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(680,230)	$(559,207)
Minority interest	(17,453)	(7,345)
Share of loss from operation of associate	117	25,087

Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation and amortization	63,070	56,390
Disposal of asset	(11,429)	-
Provision for credit loss allowance	194,500	26,207

Changes in operating assets and liabilities:
Account payables	75,637	33,025
Account receivables	219,414	410,988
Prepayment, deposits and other receivables	15,053	(39,132)
Other payables and accrued liabilities	(109,427)	(58,967)
Deferred revenue	103,668	253,806
Tax assets	(22,859)	(41,513)
Deferred income tax assets	-	-
Income tax payable	(58,373)	-
Change in lease liability	(28,393)	(28,774)

Net cash (used in)/provided by operating activities	$(256,705)	$70,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(36,270)	(22,448)
Disposal of property, plant and equipment	11,429	-
Investment in associate	-	(70,790)

Net cash used in investing activities	$(24,841)	$(93,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	9,000	-
Advance to director	(32,001)	(36,899)
Repayment of hire purchase	-	(4,615)
Advances to related companies	(11,733)	(282)

Net cash used in financing activities	$(34,734)	$(41,796)

Effect of exchange rate changes on cash and cash equivalents	$37,772	$(15,971)

Net decrease in cash and cash equivalents	$(278,508)	$(80,440)
Cash and cash equivalents, beginning of year	1,309,929	1,234,188

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,031,421	$1,153,748

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$24,055	$53,168
Cash paid for interest paid	$550	$1,470

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVTIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	77,875	-

Initial recognition of the balance payment of finance lease right-of-use asset by finance lease liabilities	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

As reflected in the accompanying financial statements, for the six months ended June 30, 2025, the Company incurred a net loss of $680,230 and negative operating cash flow of $256,705. As of June 30, 2025, the Company has accumulated deficit of $8,719,830. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the six months ended June 30,
	2025	2024
Period-end MYR : US$1 exchange rate	4.21	4.72
Period-average MYR : US$1 exchange rate	4.37	4.73
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-end THB : US$1 exchange rate	32.47	36.85
Period-average THB : US$1 exchange rate	33.52	36.40

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

As of June 30, 2025 and 2024, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the six months ended June 30, 2025, the Company has three reportable segments based on business unit, Fintech, RPA and Regtech businesses and two reportable segments based on country, Malaysia and Non-Malaysia. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires enhanced disclosures of certain income statement expenses. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, either prospectively or retrospectively.

In May 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of these standards on its consolidated financial statements and related disclosures.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. ACCOUNT RECEIVABLES, NET

	As of June 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Account receivables, gross	$998,496	$1,154,703
Allowance for expected credit loss	(165,073)	(55,076)
Reversal of expected credit loss	-	84,503
Account receivables, net	$833,423	$1,184,130

4. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	As of June 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Prepaid expenses	26,456	37,488
Other receivables	41,209	34,821
Other deposits	36,583	36,298
Purchase in advance	37,451	37,626
Total	$141,699	$146,233

Prepaid expenses include website domain, third party software maintenance and subscription, OTC Markets fee, employee and motor vehicle insurance.

Other receivables include receivables from service tax and management of car park for director and employees.

Other deposits primarily include deposit of the tenancy agreement and deposit made for security deposit for renovation and car park deposit.

Purchase in advance consist of monies paid to supplier but have yet to receive the products or services from the suppliers.

5. PROPERTY, PLANT AND EQUIPMENT, NET

	As of June 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Computer systems	$336,593	$306,930
Furniture and fittings	96,177	82,657
Electrical fittings	10,696	10,069
Handphone	67,769	63,797
Office equipment	106,967	98,913
Renovation	198,867	171,322
Motor vehicle	316,346	374,419
Property	439,597	413,833
Total property, plant and equipment	$1,573,012	$1,521,940
Less: Accumulated depreciation	(918,415)	(907,267)
Total property, plant and equipment, net	$654,597	$614,673

	For six months ended June 30, 2025 (Unaudited)	For the year ended December 31, 2024 (Audited)
Investment in computer systems	$10,153	$39,432
Investment in furniture and fittings	8,056	587
Investment in electrical fittings	-	-
Investment in handphone	-	11,216
Investment in office equipment	1,824	2,792
Investment in renovation	16,237	84,316
Total investment in property, plant and equipment	$36,270	$138,343

Depreciation for the period	34,677	$59,305

6. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of June 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Accrued expenses	$178,638	$254,474
Other payable	43,313	381,879
Receipt in advance	657,276	514,903
Total	$879,227	$1,151,256

Accrued expenses consist of outstanding audit fee, employee claims and salary, service tax and miscellaneous expenses.

Other payable includes primarily payable to third parties and service tax payable.

Receipt in advance consist of monies received from customer but have yet to satisfied performance obligation.

7. AMOUNT DUE TO DIRECTOR

As of June 30, 2025, the Company had an outstanding amount due to director amounted $121,698, mainly consist of a loan from Mr. Wong Kai Cheong for the acquisition of property.

Aforementioned amount is unsecured, interest bearing and payable on demand.

8. AMOUNT DUE FROM RELATED PARTIES

As of June 30, 2025, the Company has an outstanding amount due from a number of related companies with common director and shareholder in aggregate amounted $16,243 pertaining to miscellaneous expenses made by these related parties on behalf of the Company.

Aforementioned amount is unsecured, non-interest bearing and payable on demand.

9. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Right-Of-Use Assets
Balance as of December 31, 2024 (Audited)	$615,444
New right-of-use assets recognized	617,213
Amortization for the six months ended June 30, 2025	(28,393)
Adjustment for non-exercising option	(651,158)
Adjustment for foreign currency translation difference	37,192
Balance as of June 30, 2025 (Unaudited)	$590,298

Lease Liability
Balance as of December 31, 2024 (Audited)	$615,444
New lease liability recognized	617,213
Imputed interest for the six months ended June 30, 2025	20,519
Gross repayment for the six months ended June 30, 2025	(48,912)
Adjustment for non-exercising option	(651,158)
Adjustment for foreign currency translation difference	$37,192
Balance as of June 30, 2025 (Unaudited)	$590,298

Lease liability current portion	56,584
Lease liability non-current portion	$533,714

Other information:

	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$48,912	$45,600
Right-of-use assets obtained in exchange for operating lease liabilities		-
Remaining lease term for operating lease (years)	8.60	8.30
Weighted average discount rate for operating lease	6.65%	5.58%

10. RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2025 and 2024, the Company has following transactions with related parties:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Purchases
- Insite MY International, Inc.	$50,198	$65,436

Leasing
- Office space leasing	49,827	45,600

Total	$100,025	$111,036

Our Chief Executive Officer, Mr. Wong Kai Cheong is a majority shareholder of Insite MY International, Inc.

For the six months ended June 30, 2025 and 2024, the Company has paid $22,043 and $20,380 respectively to our Chief Executive Officer, Mr. Wong Kai Cheong, pertaining to leasing of office space.

For the six months ended June 30, 2025 and 2024, the Company has paid $27,784 and $25,220 respectively to Ms. Tan Siew Meng, the spouse of our Chief Executive Officer, Mr. Wong Kai Cheong, pertaining to leasing of office spaces.

11. CONCENTRATION OF RISK

(a)	Major Customers

For the three months ended June 30, 2025, the Company generated total revenue of $1,007,296, of which one customer accounted for more than 10% of the Company’s total revenue. For the three months ended June 30, 2024, the Company generated total revenue of $542,475, of which no customer accounted for more than 10% of the Company’s total revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the three months ended June 30
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer A	366,015	-	36%	-%	380,496	-
Others	641,281	542,475	64%	100%	618,000	618,736
Total	$1,007,296	$542,475	100%	100%	$998,496	$618,736

For the six months ended June 30, 2025, the Company generated total revenue of $1,628,475, of which one customer accounted for more than 10% of the Company’s total revenue. For the six months ended June 30, 2024, the Company generated total revenue of $1,062,228, of which no customer accounted for more than 10% of the Company’s total revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the six months ended June 30
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer A	366,015	-	22%	-%	380,496	-
Others	1,262,460	1,062,228	78%	100%	618,000	618,736
Total	$1,628,475	$1,062,228	100%	100%	$998,496	$618,736

(b)	Major Suppliers

For the three months ended June 30, 2025, the Company incurred cost of revenue of $695,376, of which no supplier accounted for more than 10% of the Company’s cost of revenue. For the three months ended June 30, 2024, the Company incurred cost of revenue of $488,182, of which no supplier accounted for more than 10% of the Company’s cost of revenue.

For the six months ended June 30, 2025, the Company incurred cost of revenue of $1,323,468, of which no supplier accounted for more than 10% of the Company’s cost of revenue. For the six months ended June 30, 2024, the Company incurred cost of revenue of $986,006, of which no supplier accounted for more than 10% of the Company’s cost of revenue.

12. INCOME TAXES

The loss before income taxes of the Company for the six months ended June 30, 2025 and 2024 were comprised of the following:

	For the six months ended June 30
	2025	2024
Tax jurisdictions from:
- Local	$(225,773)	$(85,201)
- Foreign, representing:
Hong Kong	(9,042)	(8,384)
British Virginia Island (non-taxable jurisdiction)	(1,650)	(400)
Labuan, Malaysia (non-taxable jurisdiction)	6,293	(34,776)
Malaysia	(467,511)	(437,791)
Loss before income taxes	$(697,683)	$(566,552)

Provision for income taxes consisted of the following:

	For the six months ended June 30
	2025	2024
Current:
- Local	$-	$-
- Foreign	$-	$-

Deferred tax assets:
- Local	$-	$-
- Foreign	$344	$42

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$5,302	$8,466

Income tax payable:
- Local	$-	$-
- Foreign	$3,357	$3,358

Income tax assets:
- Local	$-	$-
- Foreign	$321,571	$255,386

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the six months ended June 30
	2025	2024
Computed expected expenses	21%	21%
Effect of foreign tax rate difference	2%	1%
Valuation allowances	(23)%	(22)%
Others	-%	-%
Effective tax rate	(-)%	-%

	For the six months ended June 30
	2025	2024
Statutory federal income tax rate	21%	21%
Computed expected expenses	(146,514)	(118,976)
Effect of foreign tax rate difference	(13,847)	(4,678)
Valuation allowances	160,361	123,654
Others	-	-
Income tax expense	-	-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2024 and 2023:

	As of June 30, 2025	As of June 30, 2024
Deferred tax assets:

Net operating losses carry forwards
- United States of America	$243,435	$170,026
- Hong Kong	11,947	7,548
- British Virgin Islands	-	-
- Labuan, Malaysia	-	-
- Malaysia	145,487	125,208
Total deferred tax assets	400,869	302,782
Less: valuation allowance	(400,869)	(302,782)
Deferred tax assets, net of valuation allowance	$-	$-

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. The Company is subject to the United States statutory corporate tax rate of 21%. As of June 30, 2025, the operations in the United States of America incurred $1,159,212 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately $243,435 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Malaysia

Under the Malaysian tax regulatory system, companies incorporated or operating in Malaysia that are wholly or partially owned by foreign entities are generally subject to the standard corporate income tax rate of 24% on their chargeable income, unless they qualify for preferential tax treatment under specific incentives or thresholds. As the Company holds and controls subsidiaries incorporated and operating in Malaysia, these subsidiaries are subject to Malaysian corporate tax laws and are taxed at the prevailing corporate tax rate of 24% on their assessable income for the relevant year of assessment.

As of June 30, 2025, the operations in Malaysia incurred $753,511 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $180,843 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of June 30, 2025, the Company’s management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Despite the Company starting to turn a net profit for the year according to reporting figures, economic uncertainties dictate that the Company will only adjust its valuation allowance policy if it can sustain net profits over consecutive reporting periods. Therefore, the Company has provided for a full valuation allowance against its deferred tax assets of $400,867 and $317,443 as of June 30, 2025 and December 31, 2024, respectively. For the six months ended June 30, 2025, the valuation allowance was increased by $83,424, primarily due to the increase in the operating losses incurred by the Company and its subsidiaries operating in Malaysia. For the six months ended June 30, 2025 and June 30, 2024, no cash was paid for income taxes by the Company.

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

As of June 30, 2025, the Company have an issued and outstanding share of common stock of 81,915,838 with an authorized share of common stock of 600,000,000 with a par value of $0.0001. In addition, the Company have an authorized share of preference stock of 200,000,000 with a par value of $0.0001, however no share of preference stock was issued and outstanding as of June 30, 2025.

14. DIVIDEND

No dividend was declared for the six months ended June 30, 2025.

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

	For the Six Months Ended and As of June 30, 2025
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$579,632	$758,680	$290,163	$1,628,475

Cost of revenue	(425,812)	(626,951)	(270,705)	(1,323,468)

Gross loss	$153,820	$131,729	$19,458	$305,007

Share of loss from operation of associate	-	(117)	-	(117)

Selling, general and administrative expenses and other income	(276,572)	(499,558)	(226,443)	(1,002,573)

Loss from operations	(122,752)	(367,946)	(206,985)	(697,683)

Total assets	$992,528	$1,792,753	$812,632	$3,597,913
Capital expenditure	$6,853	$12,377	$5,611	$24,841

	For the Six Months Ended and As of June 30, 2025
By Country	Malaysia	Non-Malaysia	Total
Revenue	$1,628,475	$-	$1,628,475

Cost of revenue	(1,323,468)	-	(1,323,468)

Gross profit	$305,007	$-	$305,007

Share of loss from operation of associate	(117)	-	(117)

Selling, general and administrative expenses and other income	(766,109)	(236,464)	(1,002,573)

Loss from operations	(461,219)	(236,464)	(697,683)

Total assets	$3,568,845	$29,068	$3,597,913
Capital expenditure	$24,841	$-	$24,841

	For the Six Months Ended and As of June 30, 2024
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$591,938	$397,867	$72,423	$1,062,228

Cost of revenue	(504,540)	(269,666)	(211,800)	(986,006)

Gross profit	$87,398	$128,201	$(139,377)	$76,222

Share of loss from operation of associate	-	(25,087)	-	(25,087)

Selling, general and administrative expenses and other income	(237,051)	(224,860)	(155,776)	(617,687)

Loss from operations	(149,653)	(121,746)	(295,153)	(566,552)

Total assets	$1,255,187	$1,190,635	$824,837	$3,270,659
Capital expenditure	$35,782	$33,942	$23,514	$93,238

	For the Six Months Ended and As of June 30, 2024
By Country	Malaysia	Non-Malaysia	Total
Revenue	$1,062,228	$-	$1,062,228

Cost of revenue	(986,006)	-	(986,006)

Gross profit	$76,222	$-	$76,222

Share of loss from operation of associate	(25,087)	-	(25,087)

Selling, general and administrative expenses and other income	(523,702)	(93,985)	(617,687)

Loss from operations	(472,567)	(93,985)	(566,552)

Total assets	$3,241,778	$28,881	$3,270,659
Capital expenditure	$93,238	$-	$93,238

17. COMPARATIVE FIGURES

The Company has adjusted the comparative figures in the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024, due to the reclassification of certain items from selling, general and administrative expenses to cost of revenue to conform with the current period presentation. For the three-month period, cost of revenue was adjusted from $66,591 to $488,182 and selling, general and administrative expenses from $747,692 to $326,101. For the six-month period, cost of revenue was adjusted from $100,425 to $986,006, and selling, general and administrative expenses from $1,507,521 to $621,940. These restatements have no impact on the accumulated deficit as at June 30, 2025, or on the net income for the period then ended.

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025 up through the date the Company presented these unaudited financial statements.

AsiaFIN Holdings Corp. has appointed Ghi Geok Khoo (Chanti) as its new Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), effective August 1, 2025 (the “Effective Date”).

Ms.Chanti, age 50, brings over 25 years of finance, accounting, administration and internal audit experience to the role. She holds an Australian CPA and a Bachelor of Commerce in Accounting from Curtin University. Ms. Chanti has served in several finance leadership roles in multinational companies and local companies in Malaysia such as Jocom Holding Corp, Jocom Your Pocket Supermarket, Zimmer Biomet, Brands Essence of Chicken, Qualitas Medical Group, KSB Pumps & Valves, Multi-Purpose Holdings Berhad, Magnum Corporation Berhad and National Panasonic. Ms. Chanti has also gathered considerable experiences in various industries such as ecommerce, fast moving consumer goods, medical and health care, manufacturing, gaming, live streaming platform, and mobile application for the past 25 years. Notably, Ms. Chanti has previous experience where she was actively involved in listing of a company on the OTC Markets.

As Chief Financial Officer of both the Company and Insite MY Holdings Group subsidiaries, she will oversee financial planning, budgeting, accounting, human resources, and reporting.

In connection with the appointment of Ms. Chanti, Ms. Cham Hui Yin, who has served as the Company’s Finance Manager since 2021, tendered her resignation, effective as of the Effective Date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this report. The following should also be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report.

Company Overview

AsiaFIN Holdings Corp., a company incorporated under the law of the State of Nevada, is a holding company operating through its wholly owned subsidiaries in Malaysia and Hong Kong subsidiaries. AsiaFIN’s mission is to become the “financial ecosystem enabler” through its solutions in Fintech; Regulatory Technology (RegTech); ESG Consultancy & Reporting and Robotic Process Automation (RPA) services. AsiaFIN provides services to over 90 financial institutions and over 100 corporate clients in the Asia and Middle East region including Malaysia, Myanmar, the Philippines, Indonesia, Bangladesh, Pakistan, Thailand, Singapore and Saudi Arabia. AsiaFIN’s clients are central banks, financial institutions and large corporation. We maintain a corporate website at asiafingroup.com. The information on our website is not part of this report and shall not be deemed to be incorporated by reference into this report. Shares of our common stock are quoted on the OTCQB® Venture Market under the symbol “ASFH”.

Payment Processing

We have our own web-based payment processing system for check clearing used in central banks, financial institutions and payment system providers. This image-based check truncation system (CTS) is similar to the one used in the United States of America, under the CHECK21 standards. We sell our CTS systems in Malaysia, Singapore, Indonesia, Philippines, Myanmar, Thailand, Pakistan and Bangladesh.

We also have a ISO20022 compliant payment gateway solutions for central bank and financial institutions that is capable of supporting the Straight Through Processing (STP) of all types of payment transactions (including SWIFT, Real-Time Gross Settlement (RTGS), GIRO (NACHA standards) and FAST payment and extendable to interface with various types of payment gateways. We sell our STP payment gateway solutions in Malaysia, Myanmar and Indonesia.

RegTech

We have a regulatory and financial reporting (RegTech) system which conform to XBRL reporting standards and other compliance reporting required by regulatory agencies such as central bank, securities commission, tax authority department and companies registries. Our reporting platform covers financial statistic reporting, credit risk exposure and analysis, risk management reports, reporting under the U.S. Foreign Account Tax Compliance Act (FATCA) and Common Reporting Standard (CRS) of the Organisation for Economic Co-operation and Development (OECD), external sector reporting, Goods and Services Tax (GST) reporting for reporting entities and more recently e-Invoicing reporting for large corporations. We have more than 30 financial institutions and 20 large corporations using this RegTech platform.

Additionally, we plan to further develop a RegTech Software as a Service (SaaS) solution for publicly listed companies and financial institution for reporting on compliance with applicable Environmental, Social and Governance (ESG) standards and guidelines. ESG guidelines have already been issued by Bank Negara Malaysia, the central bank of Malaysia and the Malaysia Stock Exchange for their members in reducing carbon footprint. Our subsidiary, TellUS Report Sdn Bhd was created to focus on this new line of business in both the consultancy and reporting.

Robotic Process Automation

We have our own Artificial Intelligent (AI) based, Robotic Process Automation Software (RPA) solutions for financial institutions, large corporations and small and medium enterprises. RPA utilizes software Robots for the automation of mundane, labor intensive, manual computer operations. Robots are utilized for the processes where it helps to reduce operational costs and also costs arising from human error. Our system automates the capturing of customer information from identity cards, passports and other identification peripherals. Our solution will automatically extract data from customers’ official documents such as identity cards and passports and will immediately fill-in the forms, eliminating the friction and errors caused by manual input, through Intelligent Character Recognition technology and other AI-based technologies. Information extracted from an official identification document will then be checked against existing financial institutions database for regulatory screening in Internal Blacklist Check, Anti-Money Laundering, Credit Scoring Check, FATCA, CRS and ESG reporting.

Results of operations

Three months ended June 30, 2025 and 2024

	For the Three Months Ended June 30,				Increase (decrease) in 2025 compared to
	2025		2024		2024
	(In U.S. dollars, except for percentages)
Revenue	$1,007,296	100.0%	$542,475	100.0%	$464,821	85.7%
Cost of revenue	(695,376)	(69.0)%	(488,182)	(90.0)%	207,194	42.4%
Gross (loss)/profit	311,920	31.0%	54,293	10.0%	257,626	474.5%
Share of loss from operation of associate	(115)	(0.0)%	(15,488)	(2.9)%	(15,373)	(99.3)%
Selling, general and administrative expenses	(523,056)	(51.9)%	(326,101)	(60.1)%	196,955	60.4%
Other income	3,031	0.3%	2,260	0.4%	771	34.1%
Loss from operations	(208,220)	(20.7)%	(285,036)	(52.5)%	(76,816)	(26.9)%
Income tax expense	-	-%	-	-%	-	-%
Net loss	(208,220)	(20.7)%	(285,036)	(52.5)%	(76,816)	(26.9)%
Net income attributable to non-controlling interest	10,419	1.0%	3,940	0.7%	6,480	164.4%
Net loss attributed to common shareholders of AsiaFIN Holdings Corp.	$(197,801)	(19.6)%	$(281,096)	(51.8)%	$(83,295)	(29.6)%

Revenues

For the three months ended June 30, 2025, the Company generated revenue in the amount of $1,007,296. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the three months ended June 30, 2024, the Company generated revenue in the amount of $542,475. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

Selling, General and Administrative Expenses

For the three months ended June 30, 2025, the Company had selling, general and administrative expenses in the amount of $523,056. These were primarily comprised of salary expenses, credit loss allowance, consultancy fee, other professional fee, advertisement fee, transportation charges and travelling expenses.

For the three months ended June 30, 2024, the Company had selling, general and administrative expenses in the amount of $326,101. These were primarily comprised of salary expenses, consultancy fee, advertisement fee and travelling expenses.

The significant increase in general and administrative expenses was primarily attributable to higher salary expenses, as the Company recruited more employees to support their business expansion, and an increase in credit loss allowance, due to challenges in collecting receivables from debtors.

Net Loss

For the three months ended June 30, 2025, the Company has incurred a net loss of $197,801.

For the three months ended June 30, 2024, the Company has incurred a net loss of $281,096.

Six months ended June 30, 2025 and 2024

	For the Six Months Ended June 30,				Increase (decrease) in 2025 compared to
	2025		2024		2024
	(In U.S. dollars, except for percentages)
Revenue	$1,628,475	100.0%	$1,062,228	100.0%	$566,247	53.3%
Cost of revenue	(1,323,468)	(81.3)%	(986,006)	(92.8)%	337,462	34.2%
Gross (loss)/profit	305,007	18.7%	76,222	7.2%	228,785	300.2%
Share of loss from operation of associate	(117)	(0.0)%	(25,087)	(2.4)%	(24,970)	(99.5)%
Selling, general and administrative expenses	(1,008,886)	(62.0)%	(621,940)	(58.6)%	386,946	62.2%
Other income	6,313	0.4%	4,253	0.4%	2,060	48.4%
Loss from operations	(697,683)	(42.8)%	(566,552)	(53.3)%	131,131	23.1%
Income tax expense	-	-%	-	-%	-	-%
Net loss	(697,683)	(42.8)%	(566,552)	(53.3)%	131,131	23.1%
Net income attributable to non-controlling interest	17,453	1.1%	7,345	0.7%	10,108	137.6%
Net loss attributed to common shareholders of AsiaFIN Holdings Corp.	$(680,230)	(41.8)%	$(559,207)	(52.6)%	$121,023	21.6%

Revenues

For the six months ended June 30, 2025, the Company generated revenue in the amount of $1,628,475. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the six months ended June 30, 2024, the Company generated revenue in the amount of $1,062,228. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

Selling, General and Administrative Expenses

For the six months ended June 30, 2025, the Company had selling, general and administrative expenses in the amount of $1,008,886. These were primarily comprised of salary expenses, credit loss allowance, consultancy fee, other professional fee, advertisement fee, transportation charges and travelling expenses.

For the six months ended June 30, 2024, the Company had selling, general and administrative expenses in the amount of $621,940. These were primarily comprised of salary expenses, consultancy fee, advertisement fee and travelling expenses.

The significant increase in general and administrative expenses was primarily attributable to higher salary expenses, as the Company recruited more employees to support their business expansion, and an increase in credit loss allowance, due to challenges in collecting receivables from debtors.

Net Loss

For the six months ended June 30, 2025, the Company has incurred a net loss of $680,230.

For the six months ended June 30, 2024, the Company has incurred a net loss of $559,207.

Liquidity and Capital Resources

Six months ended June 30, 2025 and 2024

Cash Used in Operating Activities

For the six months ended June 30, 2025, the Company has used $256,705 in operating activity, of which primarily consist of net loss, minority interest, disposal of asset, decrease in other payables and accrued liabilities, increase in tax assets, decrease in income tax payable and reduction in lease liability contra by share of loss from operation of associate, depreciation and amortization, provision for credit loss allowance, increase in account payables, decrease in account receivables, decrease in prepayment, deposits and other receivables and increase in deferred revenue.

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

Cash Used in Investing Activities

For the six months ended June 30, 2025, the Company has invested $24,841 in investing activities, for the acquisition of computer systems, furniture and fittings and renovation.

For the six months ended June 30, 2024, the Company has invested $93,238 in investing activities, for the acquisition of computer systems and mobile phones and investment in associate.

Cash Used in Financing Activities

For the six months ended June 30, 2025, the Company has used $34,734 in financing activity, primarily consist of proceeds from share issuance, advances to director and advances to related companies.

For the six months ended June 30, 2024, the Company has used $41,796 in financing activity, primarily consist of advances to director.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2025.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future cash payments under fixed contractual obligations.

The following table summarizes our contractual obligations as of June 30, 2025:

	Total	Due within 1 year
Operating lease obligations[1]	$590,298	$56,584
Loan obligation[2]	124,750	71,286
Total contractual obligations	$715,048	$127,870

1Amount includes operating lease right-of-use obligations. We have one office space leasing agreement with our Chief Executive Officer and director, Mr. Wong Kai Cheong, and three office space leasing agreements with third party.

2Represents the loan agreement with our Chief Executive Officer and director, Mr. Wong Kai Cheong, for the acquisition of property.

There were no outstanding obligations that were considered material as of June 30, 2025.

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

Recently Adopted Accounting Pronouncements

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

Other than the pronouncements adopted as noted above, there are no recently issued accounting standards expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of June 30, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of June 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ending June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

AsiaFIN Holdings Corp.
(Name of Registrant)

Date: August 13, 2025	By:	/s/ Wong Kai Cheong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Ghi Geok Khoo
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

-11-