Form 10-Q
period 2025-09-30
ASIAFIN HOLDINGS CORP.
filed 2025-11-13
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-56421

ASIAFIN HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	37-1950147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 30.02, 30th Floor, Menara KH (Promet),
Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia
(Address of principal executive offices, including zip code)

+60 3 2148 7170
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2025
Common Stock, $0.0001 par value	81,915,838

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024 (AUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of September 30, 2025	As of December 31, 2024
	Unaudited	Audited

ASSETS
Current assets
Cash and cash equivalents	$795,154	$1,309,929
Account receivables, net	1,310,608	1,184,130
Prepayment, deposits and other receivables	254,931	146,233
Amount due from related parties (including $47,478 of amount due from associate as of September 30, 2025)	64,296	3,809
Tax assets	333,847	280,354
Total current assets	$2,758,836	$2,924,455

Non-current Assets
Right-of-use assets, net	$576,831	$615,444
Property, plant and equipment, net	706,196	614,673
Deferred income tax assets	344	324
Investment in associates	8,322	7,944
Total non-current assets	$1,291,693	$1,238,385

TOTAL ASSETS	$4,050,529	$4,162,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued liabilities and other payables	$904,691	$1,151,256
Account payables (including $62,277 and $19,984 of account payable to related party as of September 30, 2025, and December 31, 2024, respectively)	142,840	39,296
Income tax payable	3,358	60,483
Amount due to director	103,911	146,018
Hire purchase – current portion	15,234	-
Lease liability – current portion	57,562	64,787
Total current liabilities	$1,227,596	$1,461,840

Non-current liabilities
Hire purchase – non-current portion	31,078	-
Lease liability – non-current portion	519,269	550,657
Deferred tax liabilities	5,305	4,991
Total non-current liabilities	$555,652	$555,648

TOTAL LIABILITIES	$1,783,248	$2,017,488

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 81,915,838 and 81,551,838 shares issued and outstanding as of September 30, 2025 and December 31, 2024	8,192	8,155
Additional paid-in capital	10,795,250	10,467,687
Accumulated other comprehensive loss	(150,777)	(271,870)
Accumulated deficit	(8,339,723)	(8,039,600)
Non-controlling interest	(45,661)	(19,020)

TOTAL SHAREHOLDERS’ EQUITY	$2,267,281	$2,145,352

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,050,529	$4,162,840

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
REVENUE	$1,576,382	$1,032,360	$3,204,858	$2,094,588

COST OF REVENUE (including $1,279 and $24,122 of cost of service revenue to related party for the three months ended September 30, 2025 and 2024, respectively; including $51,476 and $89,558 of cost of service revenue to related party for the nine months ended September 30, 2025 and 2024, respectively)	(839,347)	(493,630)	(2,162,815)	(1,479,636)

GROSS PROFIT	$737,035	$538,730	$1,042,043	$614,952

SHARE OF LOSS FROM OPERATION OF ASSOCIATE	(1)	(16,664)	(118)	(41,751)

OTHER INCOME	2,379	1,477	8,692	5,730

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $26,135 and $24,882 of selling, general and administrative expenses to related party for the three months ended September 30, 2025 and 2024, respectively; including $75,961 and $70,482 of selling, general and administrative expenses to related party for the nine months ended September 30, 2025 and 2024, respectively)	(368,494)	(347,639)	(1,377,381)	(969,579)

INCOME/(LOSS) BEFORE INCOME TAX	$370,919	$175,904	$(326,764)	$(390,648)

INCOME TAX PROVISION	-	-	-	-

NET INCOME/(LOSS)	$370,919	$175,904	$(326,764)	$(390,648)
Net loss attributable to non-controlling interest	9,188	8,577	26,641	15,922

NET INCOME/(LOSS) ATTRIBUTED TO COMMON SHAREHOLDERS OF ASIAFIN HOLDINGS CORP.	$380,107	$184,481	$(300,123)	$(374,726)

Other comprehensive income:
- Foreign currency translation income	18,703	213,709	121,093	166,137

TOTAL COMPREHENSIVE INCOME/(LOSS)	$398,810	$398,190	$(179,030)	$(208,589)

NET INCOME/(LOSS) PER SHARE, BASIC AND DILUTED	$0.00	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	81,915,838	81,551,838	81,915,838	81,551,838

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK				ACCUMULATED
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
Balance as of December 31, 2023	81,551,838	$8,155	$10,467,687	$(7,896,023)	$(320,441)	$(629)	$2,258,749
Net loss for the period	-	-	-	(278,111)	-	(3,405)	(281,516)
Foreign currency translation	-	-	-	-	(48,950)	-	(48,950)
Balance as of March 31, 2024	81,551,838	$8,155	$10,467,687	$(8,174,134)	$(369,391)	$(4,034)	$1,928,283
Net loss for the period	-	-	-	(281,096)	-	(3,940)	(285,036)
Foreign currency translation	-	-	-	-	1,377	-	1,377
Balance as of June 30, 2024	81,551,838	$8,155	$10,467,687	$(8,455,230)	$(368,014)	$(7,974)	$1,644,624
Net income for the period	-	-	-	184,481	-	(8,577)	175,904
Foreign currency translation	-	-	-	-	213,709	-	213,709
Balance as of September 30, 2024	81,551,838	$8,155	$10,467,687	$(8,270,749)	$(154,305)	$(16,551)	$2,034,237

	COMMON STOCK				ACCUMULATED
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
Balance as of December 31, 2024	81,551,838	$8,155	$10,467,687	$(8,039,600)	$(271,870)	$(19,020)	$2,145,352
New issuance of shares on January 20, 2025	364,000	37	327,563	-	-	-	327,600
Net loss for the period	-	-	-	(482,429)	-	(7,034)	(489,463)
Foreign currency translation	-	-	-	-	14,044	-	14,044
Balance as of March 31, 2025	81,915,838	$8,192	$10,795,250	$(8,522,029)	$(257,826)	$(26,054)	$1,997,533
Net loss for the period	-	-	-	(197,801)	-	(10,419)	(208,220)
Foreign currency translation	-	-	-	-	88,346	-	88,346
Balance as of June 30, 2025	81,915,838	$8,192	$10,795,250	$(8,719,830)	$(169,480)	$(36,473)	$1,877,659
Net income for the period	-	-	-	380,107	-	(9,188)	370,919
Foreign currency translation	-	-	-	-	18,703	-	18,703
Balance as of September 30, 2025	81,915,838	$8,192	$10,795,250	$(8,339,723)	$(150,777)	$(45,661)	$2,267,281

See accompanying notes to unaudited condensed consolidated financial statements

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(326,764)	$(390,648)
Share of loss from operation of associate	118	41,751

Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation and amortization	95,650	87,506
Disposal of asset	(18,731)	-
Provision for credit loss allowance	219,236	36,237

Changes in operating assets and liabilities:
Account payables	98,308	18,037
Account receivables	(265,655)	16,861
Prepayment, deposits and other receivables	(96,209)	(21,802)
Accrued liabilities and other payables	(143,606)	(135,214)
Deferred revenue	162,518	231,805
Tax assets	(34,888)	(97,097)
Income tax payable	(59,055)	-
Change in lease liability	(42,152)	(44,552)

Net cash used in operating activities	$(411,230)	$(257,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(51,515)	(34,149)
Disposal of property, plant and equipment	11,562	-
Investment in associate	-	(70,790)

Net cash used in investing activities	$(39,953)	$(104,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	9,000	-
Advance to director	(49,742)	(48,821)
Repayment from hire purchase	(1,205)	(4,744)
Advances to related companies	(58,588)	(1,721)

Net cash used in financing activities	$(100,535)	$(55,286)

Effect of exchange rate changes on cash and cash equivalents	$36,943	$41,901

Net decrease in cash and cash equivalents	$(514,775)	$(375,440)
Cash and cash equivalents, beginning of year	1,309,929	1,234,188

CASH AND CASH EQUIVALENTS, END OF YEAR	$795,154	$858,748

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$155,828	$79,645
Cash paid for interest paid	$1,491	$2,168

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVTIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	77,920	-

Initial recognition of the balance payment of finance lease right-of-use asset by finance lease liabilities	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

As reflected in the accompanying financial statements, for the nine months ended September 30, 2025, the Company incurred a net loss of $300,123 and negative operating cash flow of $411,230. As of September 30, 2025, the Company has accumulated deficit of $8,339,723. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The Company currently generates insufficient revenue and negative cash flows from operations to fund its operating cost. The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Our deposit in Malaysia banks are secured by Perbadanan Insurans Deposit Malaysia, compensating up to a limit of Malaysia Ringgit MYR250,000 per deposit per member bank, which is equivalent to $59,439, if any of our bank fail.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosure. The Company has elected practical expedient under ASU 2025-05 for the quarter ended September 30, 2025 which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. Accordingly, the Company’s estimate of expected credit losses for current accounts receivables is based on the delinquency status of those uncollected balances as of September 30, 2025. The Company calculates the expected credit loss rate by applying the rate of change between the balances from the previous quarter and the uncollected balances in the current quarter on the historical loss rate.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the nine months ended September 30,
	2025	2024
Period-end MYR : US$1 exchange rate	4.21	4.13
Period-average MYR : US$1 exchange rate	4.32	4.60
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-end THB : US$1 exchange rate	32.47	32.34
Period-average THB : US$1 exchange rate	33.10	35.59

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

As of September 30, 2025 and 2024, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the nine months ended September 30, 2025, the Company has three reportable segments based on business unit, Fintech, RPA and Regtech businesses and two reportable segments based on country, Malaysia and Non-Malaysia. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. The Company already adopted this ASU on its consolidated financial statements and related disclosure. The Company has elected practical expedient under ASU 2025-05 for the quarter ended September 30, 2025 which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. Accordingly, the Company’s estimate of expected credit losses for current accounts receivables is based on the delinquency status of those uncollected balances as of September 30, 2025. The Company calculates the expected credit loss rate by applying the rate of change between the balances from the previous quarter and the uncollected balances in the current quarter on the historical loss rate.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. ACCOUNT RECEIVABLES, NET

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Account receivables, gross	$1,500,417	$1,154,703
Allowance for expected credit loss	(189,809)	(55,076)
Reversal of expected credit loss	-	84,503
Account receivables, net	$1,310,608	$1,184,130

4. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Prepaid expenses	73,375	37,488
Other receivables	115,707	34,821
Other deposits	36,642	36,298
Purchase in advance	29,207	37,626
Total	$254,931	$146,233

Prepaid expenses include website domain, third party software maintenance and subscription, OTC Markets fee, employee and motor vehicle insurance.

Other receivables include receivables from service tax and management of car park for director and employees.

Other deposits primarily include deposit of the tenancy agreement and deposit made for security deposit for renovation and car park deposit.

Purchase in advance consist of monies paid to supplier but have yet to receive the products or services from the suppliers.

5. PROPERTY, PLANT AND EQUIPMENT, NET

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Computer systems	$345,024	$306,930
Furniture and fittings	97,793	82,657
Electrical fittings	10,174	10,069
Handphone	69,122	63,797
Office equipment	107,260	98,913
Renovation	198,029	171,322
Motor vehicle	346,500	374,419
Property	439,848	413,833
Total property, plant and equipment	$1,613,750	$1,521,940
Less: Accumulated depreciation	(907,554)	(907,267)
Total property, plant and equipment, net	$706,196	$614,673

	For nine months ended September 30, 2025 (Unaudited)	For the year ended December 31, 2024 (Audited)
Investment in computer systems	$18,285	$39,432
Investment in furniture and fittings	9,155	587
Investment in motor vehicle	58,644	-
Investment in handphone	1,279	11,216
Investment in office equipment	2,070	2,792
Investment in renovation	15,501	84,316
Total investment in property, plant and equipment	$104,934	$138,343

Depreciation for the period	$53,498	$59,305

6. ACCRUED LIABILITIES AND OTHER PAYABLES

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Accrued expenses	$187,711	$254,474
Other payable	1,322	381,879
Receipt in advance	715,658	514,903
Total	$904,691	$1,151,256

Accrued expenses consist of outstanding audit fee, marketing fee, employee claims and salary, service tax and miscellaneous expenses.

Other payable includes primarily payable to third parties and service tax payable.

Receipt in advance consist of monies received from customer but have yet to satisfied performance obligation.

7. AMOUNT DUE TO DIRECTOR

As of September 30, 2025, the Company had an outstanding amount due to director amounted $103,911, mainly consist of a loan from Mr. Wong Kai Cheong for the acquisition of property.

Aforementioned amount is unsecured, interest bearing and payable on demand.

8. AMOUNT DUE FROM RELATED PARTIES

As of September 30, 2025, the Company has an outstanding amount due from several related companies with a common director and shareholder in an aggregate amount of $64,296, pertaining to loans made to these related parties.

Aforementioned amount is unsecured, interest bearing and payable on demand.

9. HIRE PURCHASE

On August 28, 2025, the Company through subsidiary acquired a motor vehicle amounted $58,107 financed by $47,551 hire purchase loan for 36 months at a fixed flat rate of 4.16% per annum with first installment commencing September 1, 2025 and monthly installment amounted approximately $1,369.

For the nine months ended September 30, 2025, the Company repaid $1,369 in hire purchase loan with an outstanding amount of $46,312 as of September 30, 2025.

Maturities of the loan for the remaining one year are as follows:

Year ending December 31,
2025	$3,746
2026	15,402
2027	16,075
2028	11,089
Total	$46,312

10. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

Leases are classified as operating leases or finance leases in accordance with ASC 842. The Company’s operating leases are mainly related to office facilities. For leases with terms greater than 12 months, the Company records the related asset and liability at the present value of lease payments over the term. The Company’s lease agreements do not contain any material guarantees or restrictive covenants. The Company does not have any material finance leases or any sublease activities. Short-term leases, defined as leases with initial term of 12 months or less, are not reflected on the consolidated balance sheet.

Right-Of-Use Assets
Balance as of December 31, 2024 (Audited)	$615,444
New right-of-use assets recognized	617,566
Amortization for the nine months ended September 30, 2025	(42,152)
Adjustment for non-exercising option	(651,530)
Adjustment for foreign currency translation difference	37,503
Balance as of September 30, 2025 (Unaudited)	$576,831

Lease Liability
Balance as of December 31, 2024 (Audited)	$615,444
New lease liability recognized	617,566
Imputed interest for the nine months ended September 30, 2025	30,109
Gross repayment for the nine months ended September 30, 2025	(72,261)
Adjustment for non-exercising option	(651,530)
Adjustment for foreign currency translation difference	37,503
Balance as of September 30, 2025 (Unaudited)	$576,831

Lease liability current portion	$57,562
Lease liability non-current portion	$519,269

Other information:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$72,261	$70,482
Right-of-use assets obtained in exchange for operating lease liabilities		-
Remaining lease term for operating lease (years)	8.37	8.05
Weighted average discount rate for operating lease	6.65%	5.58%

11. RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2025 and 2024, the Company has following transactions with related parties:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Purchases
- Insite MY International, Inc.	$51,476	$89,558

Leasing
- Office space leasing	75,961	70,482

Total	$127,437	$160,040

Our Chief Executive Officer, Mr. Wong Kai Cheong is a majority shareholder of Insite MY International, Inc.

For the nine months ended September 30, 2025 and 2024, the Company has paid $33,452 and $31,422 respectively to our Chief Executive Officer, Mr. Wong Kai Cheong, pertaining to leasing of office space.

For the nine months ended September 30, 2025 and 2024, the Company has paid $42,509 and $39,060 respectively to Ms. Tan Siew Meng, the spouse of our Chief Executive Officer, Mr. Wong Kai Cheong, pertaining to leasing of office spaces.

12. CONCENTRATION OF RISK

(a)	Major Customers

For the three months ended September 30, 2025, the Company generated total revenue of $1,576,382, of which two customers accounted for more than 10% of the Company’s total revenue. For the three months ended September 30, 2024, the Company generated total revenue of $1,032,360, of which two customers accounted for more than 10% of the Company’s total revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the three months ended September 30,
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer A	$370,701	$-	23%	-%	$433,831	$-
Customer B	213,235	-	14%	-	176,251	-
Customer C	-	179,488	-%	17%	-	168,202
Customer D	-	111,764	-%	11%	-	121,220
Others	992,446	741,108	63%	72%	890,335	870,785
Total	$1,576,382	$1,032,360	100%	100%	$1,500,417	$1,160,207

For the nine months ended September 30, 2025, the Company generated total revenue of $3,204,858, of which one customer accounted for more than 10% of the Company’s total revenue. For the nine months ended September 30, 2024, the Company generated total revenue of $2,094,588, of which one customer accounted for more than 10% of the Company’s total revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the nine months ended September 30,
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer A	$736,716	$-	23%	-%	$433,831	$-
Customer C	-	238,156	-%	11%	-	168,202
Others	2,468,142	1,856,432	77%	89%	1,066,586	992,005
Total	$3,204,858	$2,094,588	100%	100%	$1,500,417	$1,160,207

(b)	Major Suppliers

For the three months ended September 30, 2025, the Company incurred cost of revenue of $839,347, of which no supplier accounted for more than 10% of the Company’s cost of revenue. For the three months ended September 30, 2024, the Company incurred cost of revenue of $493,630, of which no supplier accounted for more than 10% of the Company’s cost of revenue.

For the nine months ended September 30, 2025, the Company incurred cost of revenue of $2,162,815, of which no supplier accounted for more than 10% of the Company’s cost of revenue. For the nine months ended September 30, 2024, the Company incurred cost of revenue of $1,479,636, of which no supplier accounted for more than 10% of the Company’s cost of revenue.

13. INCOME TAXES

The loss before income taxes of the Company for the nine months ended September 30, 2025 and 2024 were comprised of the following:

	For the nine months ended September 30,
	2025	2024
Tax jurisdictions from:
- Local	$(295,229)	$(115,739)
- Foreign, representing:
Hong Kong	(10,442)	(12,795)
British Virginia Island (non-taxable jurisdiction)	(2,700)	(2,550)
Labuan, Malaysia (non-taxable jurisdiction)	5,226	(34,409)
Malaysia	(23,619)	(225,155)
Loss before income taxes	$(326,764)	$(390,648)

Provision for income taxes consisted of the following:

	For the nine months ended September 30,
	2025	2024
Current:
- Local	$-	$-
- Foreign	$-	$-

Deferred tax assets:
- Local	$-	$-
- Foreign	$344	$48

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$5,305	$9,681

Income tax payable:
- Local	$-	$-
- Foreign	$3,358	$3,358

Income tax assets:
- Local	$-	$-
- Foreign	$333,847	$352,785

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the nine months ended September 30,
	2025	2024
Computed expected expenses	21%	21%
Effect of foreign tax rate difference	(0)%	(1)%
Valuation allowances	(40)%	(22)%
Others	19%	2%
Effective tax rate	0%	0%

	For the nine months ended September 30,
	2025	2024
Statutory federal income tax rate	21%	21%
Computed expected expenses	$68,620	$(82,036)
Effect of foreign tax rate difference	(92)	2,638
Valuation allowances	(130,551)	85,278
Others	62,023	(5,880)
Income tax expense	$-	$-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2025 and 2024:

	As of September 30, 2025	As of September 30, 2024
Deferred tax assets:

Net operating losses carry forwards
- United States of America	$258,021	$176,439
- Hong Kong	12,805	8,531
- British Virgin Islands	-	-
- Labuan, Malaysia	-	-
- Malaysia	122,872	102,620
Total deferred tax assets	$393,698	$287,590
Less: valuation allowance	(393,698)	(287,590)
Deferred tax assets, net of valuation allowance	$-	$-

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. The Company is subject to the United States statutory corporate tax rate of 21%. As of September 30, 2025, the operations in the United States of America incurred $1,228,669 of cumulative net operating losses (NOLs) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately $258,021 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

As of September 30, 2025, the operations in Malaysia incurred $270,893 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $122,872 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of September 30, 2025, the Company’s management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Despite the Company starting to turn a net profit for the year according to reporting figures, economic uncertainties dictate that the Company will only adjust its valuation allowance policy if it can sustain net profits over consecutive reporting periods. Therefore, the Company has provided for a full valuation allowance against its deferred tax assets of $393,698 and $317,443 as of September 30, 2025 and December 31, 2024, respectively. For the nine months ended September 30, 2025, the valuation allowance was increased by $76,255, primarily due to the increase in the operating losses incurred by the Company and its subsidiaries operating in Malaysia. For the nine months ended September 30, 2025 and September 30, 2024, the Company recorded cash paid for income taxes of $155,828 and $79,645, respectively.

14. SHAREHOLDERS’ EQUITY

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

As of September 30, 2025, the Company have an issued and outstanding share of common stock of 81,915,838 with an authorized share of common stock of 600,000,000 with a par value of $0.0001. In addition, the Company have an authorized share of preference stock of 200,000,000 with a par value of $0.0001, however no share of preference stock was issued and outstanding as of September 30, 2025.

15. DIVIDEND

No dividend was declared for the nine months ended September 30, 2025.

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

	For the Nine Months Ended and As of September 30, 2025
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$1,259,162	$1,488,384	$457,312	$3,204,858

Cost of revenue	(809,867)	(893,493)	(459,455)	(2,162,815)

Gross profit	$449,295	$594,891	$(2,143)	$1,042,043

Share of loss from operation of associate	-	(118)	-	(118)

Selling, general and administrative expenses and other income	(391,947)	(686,698)	(290,044)	(1,368,689)

Loss from operations	$57,348	$(91,925)	$(292,187)	$(326,764)

Total assets	$1,159,937	$2,032,230	$858,362	$4,050,529
Capital expenditure	$11,441	$20,045	$8,467	$39,953

	For the Nine Months Ended and As of September 30, 2025
By Country	Malaysia	Non-Malaysia	Total
Revenue	$3,204,858	$-	$3,204,858

Cost of revenue	(2,162,815)	-	(2,162,815)

Gross profit	$1,042,043	$-	$1,042,043

Share of loss from operation of associate	(118)	-	(118)

Selling, general and administrative expenses and other income	(1,060,317)	(308,372)	(1,368,689)

Loss from operations	$(18,392)	$(308,372)	$(326,764)

Total assets	$4,017,442	$33,087	$4,050,529
Capital expenditure	$39,953	$-	$39,953

	For the Nine Months Ended and As of September 30, 2024
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$988,436	$901,311	$204,841	$2,094,588

Cost of revenue	(539,252)	(352,247)	(588,137)	(1,479,636)

Gross profit	$449,184	$549,064	$(383,296)	$614,952

Share of loss from operation of associate	-	(41,751)	-	(41,751)

Selling, general and administrative expenses and other income	(308,236)	(335,145)	(320,468)	(963,849)

Loss from operations	$140,948	$172,168	$(703,764)	$(390,648)

Total assets	$1,194,048	$1,298,290	$1,241,431	$3,733,769
Capital expenditure	$33,559	$36,489	$34,891	$104,939

	For the Nine Months Ended and As of September 30, 2024
By Country	Malaysia	Non-Malaysia	Total
Revenue	$2,094,588	$-	$2,094,588

Cost of revenue	(1,479,636)	-	(1,479,636)

Gross profit	$614,952	$-	$614,952

Share of loss from operation of associate	(41,751)	-	(41,751)

Selling, general and administrative expenses and other income	(832,765)	(131,084)	(963,849)

Loss from operations	(259,564)	(131,084)	(390,648)

Total assets	$3,692,978	$40,791	$3,733,769
Capital expenditure	$104,939	$-	$104,939

18. COMPARATIVE FIGURES

The Company has adjusted the comparative figures in the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024, due to the reclassification of certain items from selling, general and administrative expenses to cost of revenue to conform with the current period presentation. For the three-month period, cost of revenue was adjusted from $48,773 to $493,630 and selling, general and administrative expenses from $792,496 to $347,639. For the nine-month period, cost of revenue was adjusted from $149,198 to $1,479,636, and selling, general and administrative expenses from $2,300,017 to $969,579. These restatements have no impact on the accumulated deficit as at September 30, 2025, or on the net income for the period then ended.

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025 up through the date the Company presented these unaudited financial statements.

AsiaFIN Holdings Corp. has appointed Baharom Bin Embi (“Datuk Baharom”) as the independent director to the Company’s board of directors (the “Board”), effective October 1, 2025 (the “Effective Date”). Datuk Baharom will serve on the Company’s Audit Committee.

Datuk Baharom Bin Embi, 65, was appointed Chairman of Co-opbank Pertama Malaysia Berhad in October 2021 and has since overseen the bank’s financial performance and digital transformation initiatives, including the implementation of its Project FIRST Core Banking and various retail and corporate financing systems. Datuk Baharom also serves on the board of directors of Institut Koperasi Malaysia, is the Chairman of the Federasi Koperasi Kewangan Malaysia, and has served as an advisor to Humanology Sdn Bhd since 2019. Between 2015 and 2018, Datuk Baharom was Managing Director and Chief Executive Officer of TEKUN Nasional, an agency under the Ministry of Entrepreneurial and Cooperative Development in Malaysia. From 1987 to 2014, Datuk Baharom served in senior management roles across branch operations, treasury, human resources, and strategic planning at Bank Kerjasama Rakyat Malaysia Berhad. He began his career in 1982 as an operations officer at Public Finance Berhad.

Datuk Baharom holds a Master of Business Administration in Decision Support Systems (1986) and a Bachelor of Business Administration in Economics and Finance (1984) from the University of Southern New Hampshire, as well as a Diploma in Business Management from MARA University of Technology (1979). He is a certified Islamic Financial Planner and has undertaken various professional qualifications in Islamic finance and takaful (a shariah law compliant alternative to conventional insurance). In recognition of his service, he has been conferred several national honors, including the Darjah Pangkuan Seri Melaka (D.P.S.M.) awarded for significant contribution to Malaysia’s growth, which bestowed upon him the title of “Datuk”.

In connection with the appointment, Datuk Baharom entered into a director agreement with the Company (the “Baharom Agreement”). Pursuant to the Baharom Agreement, Datuk Baharom shall receive a monthly fee of $500 in cash as compensation for his services as independent director.

Datuk Baharom do not have any family relationships with any of the Company’s directors or executive officers, or any person nominated or chosen by the Company to become a director or executive director, and there are no arrangements or understandings with any person pursuant to which he was selected as director of the Company. He is not a party to any related party transactions within the meaning of Item 404(a) of Regulation S-K. As of the date of this report, Datuk Baharom beneficially owns 14,000 shares of the Company’s common stock, par value $0.0001 per share. The Board has determined that such ownership does not affect his independence.

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

RegTech

We have a regulatory and financial reporting (RegTech) system which conform to XBRL reporting standards and other compliance reporting required by Regulatory agencies such as Central Bank, Securities Commission, Tax Authority Department and Companies Registry. Our reporting platform covers financial statistic reporting, credit risk exposure and analysis, risk management reports, reporting under the U.S. Foreign Account Tax Compliance Act (FATCA) and Common Reporting Standard (CRS) of the Organisation for Economic Co-ooperation and Development (OECD), external sector reporting, Goods and Services Tax (GST) reporting for reporting entities and more recently e-Invoicing reporting for large corporations. We have more than 30 financial institutions and 20 large corporations using this RegTech platform.

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

Results of operations

Three months ended September 30, 2025 and 2024

	For the Three Months Ended September 30,				Increase (decrease) in 2025 compared to
	2025		2024		2024
	(In U.S. dollars, except for percentages)
Revenue	$1,576,382	100.0%	$1,032,360	100.0%	$544,022	52.7%
Cost of revenue	(839,347)	(53.2)%	(493,630)	(47.8)%	345,717	70.0%
Gross profit	$737,035	46.8%	$538,730	52.2%	$198,305	36.8%
Share of loss from operation of associate	(1)	(0.0)%	(16,664)	(1.6)%	(16,663)	(100.0)%
Selling, general and administrative expenses	(368,494)	(23.4)%	(347,639)	(33.7)%	20,855	6.0%
Other income	2,379	0.2%	1,477	0.1%	902	61.1%
Income from operations	$370,919	23.5%	$175,904	17.0%	$195,015	110.9%
Income tax expense	-	-%	-	-%	-	-%
Net income	$370,919	23.5%	$175,904	17.0%	$195,015	110.9%
Net income attributable to non-controlling interest	9,188	0.6%	8,577	0.8%	611	7.1%
Net income attributed to common shareholders of AsiaFIN Holdings Corp.	$380,107	24.1%	$184,481	17.9%	$195,626	106.0%

Revenues

For the three months ended September 30, 2025, the Company generated revenue in the amount of $1,576,382. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the three months ended September 30, 2024, the Company generated revenue in the amount of $1,032,360. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

Selling, General and Administrative Expenses

For the three months ended September 30, 2025, the Company had selling, general and administrative expenses in the amount of $368,494. These were primarily comprised of salary expenses, credit loss allowance, consultancy fee, other professional fee, advertisement fee, transportation charges and travelling expenses.

For the three months ended September 30, 2024, the Company had selling, general and administrative expenses in the amount of $347,639. These were primarily comprised of salary expenses, consultancy fee, depreciation, lease expenses and travelling expenses.

Net Income

For the three months ended September 30, 2025 and 2024, the Company has generated a net income of $380,107 and $184,481, respectively.

Nine months ended September 30, 2025 and 2024

	For the Nine Months Ended September 30,				Increase (decrease) in 2025 compared to
	2025		2024		2024
	(In U.S. dollars, except for percentages)
Revenue	$3,204,858	100.0%	$2,094,588	100.0%	$1,110,270	53.0%
Cost of revenue	(2,162,815)	(67.5)%	(1,479,636)	(70.6)%	683,179	46.2%
Gross profit	$1,042,043	32.5%	$614,952	29.4%	$427,091	69.5%
Share of loss from operation of associate	(118)	(0.0)%	(41,751)	(2.0)%	(41,633)	(99.7)%
Selling, general and administrative expenses	(1,377,381)	(43.0)%	(969,579)	(46.3)%	407,802	42.1%
Other income	8,692	0.3%	5,730	0.3%	2,962	51.7%
Loss from operations	$(326,764)	(10.2)%	$(390,648)	(18.7)%	$(63,884)	(16.4)%
Income tax expense	-	-%	-	-%	-	-%
Net loss	$(326,764)	(10.2)%	$(390,648)	(18.7)%	$(63,884)	(16.4)%
Net income attributable to non-controlling interest	26,641	0.8%	15,922	0.8%	10,719	67.3%
Net loss attributed to common shareholders of AsiaFIN Holdings Corp.	$(300,123)	(9.4)%	$(374,726)	(17.9)%	$(74,603)	(19.9)%

Revenues

For the nine months ended September 30, 2025, the Company generated revenue in the amount of $3,204,858. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the nine months ended September 30, 2024, the Company generated revenue in the amount of $2,094,588. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2025, the Company had selling, general and administrative expenses in the amount of $1,377,381. These were primarily comprised of salary expenses, credit loss allowance, consultancy fee, other professional fee, advertisement fee, transportation charges and travelling expenses.

For the nine months ended September 30, 2024, the Company had selling, general and administrative expenses in the amount of $969,579. These were primarily comprised of salary expenses, consultancy fee, depreciation, lease expenses and travelling expenses.

The significant increase in general and administrative expenses was primarily attributable to higher salary expenses, as the Company recruited more employees to support their business expansion, and an increase in credit loss allowance, due to challenges in collecting receivables from debtors.

Net Loss

For the nine months ended September 30, 2025 and 2024, the Company incurred a net losses of $300,123 and $374,726, respectively.

Liquidity and Capital Resources

Nine months ended September 30, 2025 and 2024

Cash Used in Operating Activities

For the nine months ended September 30, 2025, the Company has used $411,230 in operating activity, of which primarily consist of net loss, disposal of asset, increase in account receivables, increase in prepayment, deposits and other receivables, decrease in accrued liabilities and other payables, increase in tax assets, decrease in income tax payable and reduction in lease liability contra by share of loss from operation of associate, depreciation and amortization, provision for credit loss allowance, increase in account payables and increase in deferred revenue.

For the nine months ended September 30, 2024, the Company has used $257,116 in operating activities, of which primarily consist of net loss, increase in prepayment, deposits and other receivables, decrease in accrued liabilities and other payables, decrease in tax assets and reduction in lease liability contra by share of loss from operation of associate, depreciation and amortization, provision for credit loss allowance, increase in account payables, decrease in account receivables and increase in deferred revenue.

Cash Used in Investing Activities

For the nine months ended September 30, 2025, the Company has invested $39,953 in investing activities, for the acquisition of computer systems, office equipment, motor vehicle and renovation.

For the nine months ended September 30, 2024, the Company has invested $104,939 in investing activities, for the acquisition of computer systems, mobile phones and investment in associate.

Cash Used in Financing Activities

For the nine months ended September 30, 2025, the Company has used $100,535 in financing activity, primarily consist of advances to director and advances to related companies.

For the nine months ended September 30, 2024, the Company has used $55,286 in financing activity, primarily consist of advances to director.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders as of September 30, 2025.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future cash payments under fixed contractual obligations.

The following table summarizes our contractual obligations as of September 30, 2025:

	Total	Due within 1 year
Operating lease obligations[1]	$576,831	$57,562
Loan obligation[2]	106,990	71,327
Hire purchase obligation[3]	46,312	15,234
Total contractual obligations	$730,133	$144,123

1 Includes operating lease right-of-use obligations. We have one office space leasing agreement with our Chief Executive Officer and director, Mr. Kai Cheong Wong, and three office space leasing agreements with third party.

2 Represents the loan agreement with our Chief Executive Officer and director, Mr. Kai Cheong Wong, for the acquisition of property.

3 Represents the hire purchase agreement for the acquisition of motor vehicle.

There were no outstanding obligations that were considered material as of September 30, 2025.

Critical Accounting Policies and Estimates

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among other things, the allowance for credit losses. Actual results may differ from these estimates.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosure. The Company has elected practical expedient under ASU 2025-05 for the quarter ended September 30, 2025 which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. Accordingly, the Company’s estimate of expected credit losses for current accounts receivables is based on the delinquency status of those uncollected balances as of September 30, 2025. The Company calculates the expected credit loss rate by applying the rate of change between the balances from the previous quarter and the uncollected balances in the current quarter on the historical loss rate.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosure during the third quarter of 2025.

Other than the pronouncements adopted as noted above, there are no recently issued accounting standards expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K and Rule 12b-2 under the Securities Exchange Act of 1934, the Company is not required to provide information required by this Item as provided in Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of September 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ending September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition. Further, there are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to our Company.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K and Rule 12b-2 under the Securities Exchange Act of 1934, the Company is not required to provide information required by this Item .

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

AsiaFIN Holdings Corp.
(Registrant)

Date: November 13, 2025	By:	/s/ Kai Cheong Wong
Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Ghi Geok Khoo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

-11-