Form 10-K
period 2025-12-31
ASIAFIN HOLDINGS CORP.
filed 2026-04-01
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: Common stock, par value of $0.0001

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates on June 30, 2025 (the last business day of our most recently completed second fiscal quarter) was $15,578,194 based on the last sold price of $1.20.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2026
Common Stock, $0.0001 par value	81,915,838

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form 10-K except those Exhibits so incorporated as set forth in Item 15 of this Annual Report on Form 10-K.

ASIAFIN HOLDINGS CORP.

FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

On June 14, 2019, Mr. Kai Cheong Wong was appointed Chief Executive Officer, President, Secretary, Treasurer and Director.

On September 18, 2020, Mr. Kok Wah Seah was appointed Director of the Company.

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

Our Chief Executive Officer, President, Director, Secretary and Treasurer, Mr. Kai Cheong Wong is also the director of SFHL. Prior to the acquisition, Mr. Kai Cheong Wong held 29.94% of our issued and outstanding securities and 57.10% of the issued and outstanding securities of SFHL, Swee Ping Hoo, the director of SFHL, held 10.91% of our issued and outstanding securities and 40.22% of the issued and outstanding securities of SFHL, and Cham Hui Yin, our Finance Manager, held 0.48% of the issued and outstanding securities of SFHL. Upon the consummation of the acquisition, Mr. Kai Cheong Wong, Swee Ping Hoo and Cham Hui Yin received 8,051,511 shares of our restricted common stock collectively.

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

The table below sets forth details of the Company’s subsidiaries and associates:

No.	Subsidiary Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	AsiaFIN Holdings Corp.	Labuan on July 15, 2019	1 share of common stock	Investment holding company

2	AsiaFIN Holdings Limited	Hong Kong on July 5, 2019	1 share of common stock	Investment holding company

3	StarFIN Holdings Limited	British Virgin Islands on August 19, 2021	10,000 shares of common stock	Investment holding company

4	Insite MY Holdings Sdn Bhd (FKA StarFIN Asia Sdn Bhd)	Malaysia on May 24, 2018	11,400,102 shares of common stock	Investment holding company

5	OrangeFIN Academy Sdn Bhd (FKA Insite MY.Com Sdn Bhd)	Malaysia on February 2, 2000	100,000 shares of common stock	Provision of business system integration and management services
`
6	Insite MY Systems Sdn Bhd	Malaysia on January 18, 2000	500,000 shares of common stock	Provision of information technology services

7	Insite MY Innovations Sdn Bhd	Malaysia on January 18, 2010	540,000 shares of common stock	Provision of information technology services

8	OrangeFIN Asia Sdn Bhd	Malaysia on January 25, 2018	50,000 shares of common stock	Provision of computer programming activities and services

9	TellUS Report Sdn Bhd	Malaysia on September 22, 2023	100 shares of common stock	Provision of information technology services

No.	Associate Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Murni StarFIN Sdn Bhd	Malaysia on September 9, 2022	100,000 shares of common stock	Provision of information technology services

2	KSP AsiaFIN Co., Ltd. (FKA KSP StarFIN Co., Ltd.)	Thailand on August 11, 2023	50,000 shares of common stock	Provision of information technology services

Mr. Kai Cheong Wong is a director of all of the aforementioned companies.

Ms. Ghi Geok Khoo (Chanti) is the chief financial officer of the Company and the chief financial officer of Insite MY Holdings Sdn Bhd.

The Company’s executive office is located at Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.

Insite MY Systems Sdn Bhd and Insite MY Innovations Sdn Bhd are collectively referred to as “InsiteMY.”

As of the date of this Form 10-K, we beneficially own 40% and 49% of the voting shares of Murni StarFIN Sdn Bhd and KSP AsiaFIN Co., Ltd., respectively. We have a significant influence on these companies via share ownership, but they are not our subsidiaries. We refer to such companies as “associated companies”. The financials of these companies are not consolidated into our financial statements.

Below is the organization chart of the Group.

Business Overview

AsiaFIN Holdings Corp. operates through its wholly owned subsidiaries by offering a range of system solutions in Payment Processing, Robotic Process Automation (RPA), and Regulatory Technology (RegTech) to financial institutions, regulatory agencies, professional service providers and private enterprises from various industries, with existing clients in the Asia region and Saudi Arabia. Our subsidiary, SFHL has over 90 bank customers for payment processing and RegTech, and our RPA solution system has more than 100 customers in Asia and Saudi Arabia.

Payment Processing (Fintech)

We have our own web-based payment processing system for check clearing used in central banks, financial institutions and payment system providers. This image-based check truncation system (CTS) is similar to the one used in the United States of America, under the CHECK21 standards. Our CTS systems are sold in Malaysia, Singapore, Indonesia, Philippines, Myanmar, Thailand, Pakistan, Bangladesh and in Saudi Arabia.

We also have a ISO20022 compliant payment gateway solutions for central bank and financial institutions that is capable of supporting the Straight Through Processing (STP) of all types of payment transactions (including SWIFT, Real-Time Gross Settlement (RTGS), GIRO (NACHA standards) and Fast and Secure Transfers (FAST) payment and extendable to interface with various types of payment gateways. Our STP payment gateway are sold in Malaysia, Myanmar and Indonesia.

Regulatory Technology

We have a RegTech system which conforms to XBRL reporting standards and other compliance reporting required by regulatory agencies such as central banks, securities commissions, tax authorities and company registries. Our RegTech reporting platform covers financial statistic reporting, credit risk exposure and analysis, risk management reports, Foreign Account Tax Compliance Act (FATCA) and EU Common Reporting Standard (CRS) reporting, external sector reporting, Goods and Services Tax (GST) reporting for reporting entities and lately e-Invoicing reporting for large corporations. We have more than 54 financial institutions and 61 large corporations using this RegTech platform.

Additionally, we have developed a RegTech Software as a Service (SaaS) solution for public listed companies and financial institution for Environmental, Social and Governance (ESG) compliant reporting and consultancy. ESG guidelines have already been issued by Bank Negara Malaysia, the central bank of Malaysia and Bursa Malaysia Stock Exchange for their members to reduce their carbon footprint. Our subsidiary, TellUS Report Sdn Bhd, was created to focus on this new line of business in both the consultancy and reporting.

Robotic Process Automation

We have our own Artificial Intelligence-based (or AI-based) RPA software solutions for financial institutions, large corporations and small medium enterprises. RPA utilizes software robots for the automation of mundane, labor intensive, manual computer operations. Robots are utilized for the processes where they help to reduce operational costs and also costs arising from human error. Our system automates the capturing of customer information from identity cards, passports and other identification documents. Our solution will automatically extract data from customers’ identity card, passport, and other identity documents and will immediately complete the forms, eliminating the friction and errors caused by manual input, through Intelligent Character Recognition technology and other AI-based technologies. Information extracted from an official identification document will then be checked against existing financial institutions’ databases for regulatory screening in internal blacklist check, anti-money laundering, credit scoring check, FATCA, CRS and ESG reporting, etc. Our AI-based RPA has helped companies in Malaysia, Philippines, Indonesia and Pakistan. We also have a joint venture company KSP AsiaFIN Co., Ltd. that has fully translated our AI-based RPA to the Thai language.

Industry Overview

Payment Market

In the global market, the total transaction value in the Digital Payments market is projected to reach US$26.89 trillion in 20261. It is expected to grow at a compound annual growth rate (CAGR) of 7.6% from 2026 to 2030, reaching a projected total of US$36.09 trillion by 2030. The Mobile Point-of-Sale (POS) Systems market is experiencing significant growth, with an anticipated compound annual growth rate (CAGR) of approximately 12.0% over the forecast period from 2020 to 2033. The market valued at approximately US$8.50 billion in 2025, is projected to reach approximately US$15.30 billion by 20332.

The Digital Payments market segment is led by consumer transactions and includes payments for products and services which are made over the Internet as well as digital payments at point of sale (POS) via digital wallet applications and cross-border money transfers made over the internet (digital remittances).

Across the globe, cheque payments are generally declining as digital payments become more popular. Despite the decline, cheques continue to be used for specific transactions, such as larger payments, rent, and payments to charities or contractors. Despite the rise of digital payments, cheques remain an important form of non-cash payments in Asia like Malaysia, Philippines, Indonesia and Pakistan. As we embark on the cheque clearing processing in the Middleeast , we see the cheque clearing business has still potential to grow especially in the Kingdom of Saudi Arabia.(KSA) We have already started doing this business in KSA and expect this business to grow in 2026 including a replacement market for the rest of the Gulf countries.

However, the global number of cheque payments in 2023 highlights a sharp decline in usage across various countries. The United States leads with 72.47 million units but exhibits a 4.88% decrease year-on-year3. France, holding 7.97 million units, also shows a 6.59% decline. India, with 6.72 million units, reduced by 1.42%, while Canada saw a significant -7.22% drop with 2.21 million units. Brazil experienced the most substantial drop of 17.13% at 1.59 million units. Other notable variations include Mexico (-7.21%), Italy (-11.5%), Argentina (-0.79%), Spain (-1.9%), and United Kingdom with a steep -41.22% decrease at minimal usage of 0.15 million units.

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

The global RPA market size was estimated at US$4.68 billion in 20254 and is projected to grow to US$35.84 billion by 2033, exhibiting a compound annual growth rate (CAGR) of 29.0% during the forecast period (2026 - 2033). North America has the largest revenue share at 39.0% in 2025, with the RPA industry in the United States forecasted to grow significantly from 2026 to 2033.

Improved operational costs for businesses with a rising smartphone adoption rate and fostering demand for technologically advanced and innovative electronic products are the key market drivers enhancing market growth.

The Asia-Pacific RPA market is projected to expand from US$1.21 billion in 2025 to US$1.61 billion in 2026, and is expected to grow further to US$6.83 billion by 2031, registering a compound annual growth rate (CAGR) of 33.5% from 2026 to 20315. The rising need for digital transformation, the expanding uptake of automation solutions, and the progress made in artificial intelligence (AI) and machine learning (ML) technologies are the main market drivers anticipated to propel the Robotic Process Automation market in Asia Pacific region.

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

The global RegTech market size was valued at US$18.60 billion in 2025 and is projected to reach US$77.00 billion by 2034 to grow at a CAGR of 17.1% during the forecast periods from 2026 to 20346.

In 2025, the Asia Pacific region generated US$4.47 billion, accounting for 24.7% of the global market revenue7. This figure is projected to rise to US$6.03 billion in 2026, with the region’s RegTech market share anticipated to experience strong growth throughout the forecast period from 2026 to 2034. Rising need for regulatory compliance, increasing penetration of advanced technologies such artificial intelligence (AI), machine learning (ML), and cloud computing across the region, and implementation of these solutions in fintech industries are some of the major driving factors for the regulatory technology market in Asia-Pacific.

The United States has emerged as a key regional market for RegTech as regulatory requirements are becoming more complex in various industries. Financial institutions are increasingly utilizing RegTech solutions to simplify compliance procedures, cut operational expenses, and lessen risks related to non-compliance. Moreover, the use of artificial intelligence (AI), blockchain, and other technologies is enabling real-time data analysis and improving regulatory reporting. Furthermore, organizations are increasingly prioritizing compliance automation due to heightened regulatory scrutiny and the risk of substantial penalties for non-compliance. The IMARC Group forecasts that the United States RegTech market will experience a 21.8% compound annual growth rate (CAGR) from 2024 to 20326.

References:

1.	https://www.statista.com/outlook/fmo/payments/digital-payments/worldwide#transaction-value
2.	https://www.htfmarketinsights.com/report/4384545-mobile-pos-systems-market
3.	https://www.reportlinker.com/dataset/26737f357f4b4add2adf904f08e96b2c91fa064a
4.	https://www.grandviewresearch.com/industry-analysis/robotic-process-automation-rpa-market
5.	https://www.mordorintelligence.com/industry-reports/asia-pacific-robotic-process-automation-market
6.	https://www.imarcgroup.com/regtech-market#:~:text=RegTech%20Market%20Size%20and%20Share,18.0%25%20from%202026-2034
7.	https://www.fortunebusinessinsights.com/regtech-market-108305

Marketing

We plan to participate in several international or regional scale industry roadshows, conferences, and exhibitions to promote our products and services to potential markets in Asia, such as Gulf Information Technology Exhibition (“GITEX”) Technology Week in Dubai, CES annual trade show organized by Consumer Technology Association in Las Vegas, Singapore Fintech Festival organized by Monetary Authority of Singapore in Singapore, and Robotic Process and Intelligence Automation Conference in ASEAN. We believe that with our participation in these programs, AsiaFIN can be recognized as a premium solution provider in Asia. We are also collaborating with the Malaysia Digital Economy Corporation (MDEC), a government agency, in their effort to expand Malaysian companies into the international market. We have participated in the ASEAN trade missions as well as the Australian trade mission. In future, we expect to participate in the Middle East, Nordics and U.S.-based programs.

We believe that while displaying our company through customized exhibition stands, banners, counters, brochures and leaflets at these events or exhibition, we will be able to draw attention from the participants. We will then network and register these participants into our prospective client list. Post event, we will utilize these connections by scheduling meetings in person with these prospects to demonstrate our proposed solutions.

We have developed our website at www.asiafingroup.com to market our services, and we intend to utilize search engine marketing to improve the visibility of our corporate website once we have successfully raised some funds. We also plan to explore omnichannel marketing options through different social media such as Instagram, YouTube, LinkedIn, and Facebook, to do a marketing campaign via direct messaging.

We have joined associations such as the National Tech Association of Malaysia, the Federation of Malaysian Manufacturers and the Small and Medium Enterprise Association of Malaysia. We are exploring membership in the FinTech Association of Malaysia and the Fintech Associations of Philippines and Thailand once we have made contact thorough our marketing efforts. We plan to start email marketing campaigns and send out emails to a large database associated with these organizations accumulated through their memberships, pending formalization of any collaboration with these associations or organizations. We have participated in the Quay Acceleration program based in New York City. Our RPA company, OrangeFIN Asia Sdn Bhd is now an alumnus of this program.

In addition, AsiaFIN has formed a joint venture company with KSP GreenPro Ltd in Thailand to form the company called KSP AsiaFIN Ltd for the Thailand and Laos market. AsiaFIN also plans to create market expansion through joint ventures or strategic collaborations with software solution providers in other ASEAN countries such as Philippines, Indonesia, Singapore, Malaysia and will then explore further expansion to Nordic countries, the Kingdom of Saudi Arabia, Australia and the United States. Our marketing plans have not yet been determined in sufficient detail to outline at this time and remain under development.

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

By ensuring high customer satisfaction for our clients, we hope to ensure repeat sales from the same group of customers and generate the referral of new clients. In addition, we will participate actively in industry roadshows and conferences to promote our solutions to potential markets in Asia. We intend to participate in Award programs, so we can be recognized as a premium solution provider in Asia. We intend to use all available social media, for example LinkedIn, Instagram, YouTube, X and Facebook to promote our solutions. Lastly, the Company intends to encourage our existing clients to furnish recommendation letters and organize signing ceremonies to further increase awareness of our solutions and our company in the future.

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

We have listed the primary, but not necessarily only, rules and regulations that we believe apply to our business below:

Malaysia

1)	Personal Data Protection Act 2010 (PDPA)

The PDPA 2010 governs the processing of personal data in commercial transactions and related matters. It applies to (a) any person who processes, and (b) any person who has control over or authorizes the processing of, personal data in connection with commercial transactions (“Data Controller”). A Data Controller must comply with the Personal Data Protection Principles, which include the General Principle, Notice and Choice Principle, Disclosure Principle, Security Principle, Retention Principle, Data Integrity Principle, and Access Principle (collectively, the “Personal Data Protection Principles”). Contravention of these principles constitutes an offense, punishable by a fine of up to One Million (RM1,000,000) Malaysian Ringgit, imprisonment for up to three (3) years, or both.

Further, pursuant to Section 12A(1) of the Personal Data Protection (Amendment) Act 2024, a Data Controller is required to appoint at least one Data Protection Officer accountable for PDPA 2010 compliance. However, according to the Guidelines on Appointment of Data Protection Officer issued by the Personal Data Protection Department, this requirement only applies if the Data Controller or Data Processor: (a) processes personal data of more than 20,000 data subjects; (b) processes sensitive personal data, including financial information, of more than 10,000 data subjects; or (c) engages in activities involving “regular and systematic monitoring” of personal data.

As of the date of this Form 10-K, we do not fall within the threshold requiring the appointment of Data Protection Officer.

2)	Intellectual Property Protection

Intellectual property in Malaysia is administered by the Intellectual Property Corporation of Malaysia (MYIPO), an agency under the Ministry of Domestic Trade and Consumer Affairs. Intellectual property protection in Malaysia covers patents, trademarks, industrial designs and copyright.

a.	Patents

The Patents Act 1983 (PA 1983) and the Patents Regulations 1986 govern patent protection in Malaysia. An applicant may file a patent application directly if he is domicile or resident in Malaysia. A foreign application can only be filed through a registered patent agent in Malaysia acting on behalf of the applicant. Under the PA 1983, once a patent is granted, the duration of validity of a patent shall be twenty (20) years from the date of the application, subject to the timely payment of prescribed annual fees. Pursuant to Section 36(1) of the PA 1983, the exclusive rights of the patent owner include the right to exploit the patented invention, to assign or transmit the patent, to enter into licensing agreements and to deal with the patent as the subject of a security interest.

b.	Trademarks

Trademark matters are governed by the Trademarks Act 2019 (“TMA 2019”), Trademarks Regulations 2019 and other subsidiary legislation under the TMA 2019. The TMA 2019 grants the registered owner of the trademark the exclusive rights to use the trademark and to authorize other persons to use the trademark in relation to the goods or services for which the trademark is registered. A registered trademark is valid for a period of ten (10) years from the date of its application and may be renewed for every ten (10) years upon its expiry. By virtue of trademark registration, the owner may seek legal relief for any infringement of the trademark.

As of the date of this Form 10-K, we have successfully registered five (5) trademarks with MYIPO and are currently in the process of registering a further two (2) trademarks.

c.	Copyright

The Copyright Act 1987 provides comprehensive protection for copyright works. The Act outlines the nature of works eligible for copyright (which includes computer programs), the scope of protection, and the manner in which the protection is accorded. Copyright subsists in every work eligible for copyright protection of which the author is a qualified person.

The Copyright (Amendment) Act 2012 entered into force on March 1, 2012. The Act was amended to be in line with technological development and to adhere to the international IP conventions/treaties relating to copyright and related rights.

3)	Tax Treatments

a.	Digital tax

As part of Malaysia’s transition to a digital economy, the imposition of 6% service tax on foreign digital services (“Digital Tax”) came into force on 1 January 2020 pursuant to the Service Tax (Amendment) Act 2019. With the inception of this Digital Tax, foreign service providers (“FSPs”) are now required to account and pay a service tax of 6% on any digital services provided by an FSP to consumers in Malaysia, including services provided by businesses to consumers.

The Act defines “digital service” as any service that is delivered or subscribed over the internet or other electronic network and which cannot be obtained without the use of information technology and where the delivery of the service is essentially automated. Under the Act’s guidelines, it further is stated that digital services mean services that is to be delivered through information technology medium with minimal or no human intervention from service provider.

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

4)	Occupational Safety and Health Act 1994 (OSHA 1994)

OSHA 1994 serves as the principal legislation governing workplace safety, health, and welfare in Malaysia. Under Section 29A of the OSHA 1994, an employer employing five or more employees at a workplace is required to appoint an employee to act as an occupational safety and health coordinator. An employer who contravenes OSHA 1994 shall be guilty of an offence and shall on conviction, be liable for a fine not exceeding Fifty Thousand Malaysian Ringgit (RM50,000.00) or to imprisonment for a term not exceeding six (6) months or to both.

Pursuant to OSHA 1994, every employer is also required to conduct a risk assessment to evaluate workplace hazards and implement appropriate measures for risk control. An employer who contravenes OSHA 1994 shall be guilty of an offence and shall, on conviction, be liable to a fine not exceeding Five Hundred Thousand (RM500,000) Malaysian Ringgit or to imprisonment for a term not exceeding two (2) years or to both.

Further, under Section 52 of the OSHA 1994, any person who at the time of the commission of the offence was a director, compliance officer, partner, manager, secretary or other similar officer of the body corporate or was to any extent responsible for the management of any of the affairs of the body corporate or was assisting in its management, may be charged severally or jointly in the same proceedings with the body corporate.

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

To underline the commitment of intellectual property protection, the Government established the Intellectual Property Department on July 2, 1990. The Intellectual Property Department is responsible for advising the Secretary for Commerce and Economic Development on policies and legislation to protect intellectual property in Hong Kong; for operating Hong Kong’s Trademarks, Patents, Designs and Copyright Licensing Bodies Registries; for promoting awareness and protection of intellectual property through public education; and for facilitating the development of Hong Kong as an intellectual property trading hub in the region.

a.	Patents

Hong Kong patent law is territorial. Patents granted in Hong Kong will only get protection in Hong Kong. The Hong Kong patent system is separate from the other patent systems in the Mainland China or elsewhere in the world. In other words, patents granted by the State Intellectual Property Office in the Mainland China or other patent offices elsewhere do not automatically enjoy protection in Hong Kong.

b.	Trademarks

Hong Kong’s trademark registration system is separate from the other trademark systems in Mainland China or elsewhere in the world. Trademarks registered with the Trademark Office under the State Administration for Industry and Commerce of the People’s Republic of China or trademarks registries of other countries or regions do not automatically receive protection in Hong Kong. In order to obtain protection as registered trademarks in Hong Kong, trademarks must be registered under the Trademarks Ordinance (Cap 559).

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

Employees

As of December 31, 2025, we had the following full-time employees:

Management	4
Analyst Programmer	44
Project Manager and Quality Assurance	55
Sales and Marketing	12
Administration, Human Resources and Finance	14
Total	129

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

We have strategically incorporated cybersecurity risk management into all our risk management framework, fostering a corporate culture that prioritizes cybersecurity at all levels. This integration shall be done in stages so as to guarantee that cybersecurity factors are ingrained in our decision-making processes throughout the organization. We plan to incorporate a risk management team to collaborate closely with the IT department, consistently assessing and mitigating cybersecurity risks in alignment with our business goals and operational requirements.

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

Governance

The Board of Directors is fully aware of the vital importance of managing cybersecurity risks. To ensure effective governance in handling these risks, the Board shall implement a strong oversight mechanism. This reflects our understanding of the significant impact these threats can have on operational integrity and stakeholder confidence.

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

ITEM 2. PROPERTY

We currently lease three physical offices in Kuala Lumpur, Malaysia, with addresses as follows:

	Property Address	Leased Square Feet	Leasing Period	Monthly Leasing Fee
1.	Suite 30.01, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.	2,010	September 1, 2024 to August 31, 2026	$2,271
2.	Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.	3,119	September 1, 2024 to August 31, 2026	$3,524
3.	Unit 17-11, Level 17, Tower A, Vertical Business Suites, Avenue 3 Bangsar South, No.8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.	1,380	April 16, 2020 to December 31, 2026	$2,095

We currently own one physical office in Kuala Lumpur, Malaysia, with address as follows:

1.	A2-17-1, St Mary Residence, Jalan Tengah, 50250 Kuala Lumpur, Malaysia.

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

Fiscal Year 2025	High Bid	Low Bid
First Quarter	$1.26	$0.94
Second Quarter	$1.50	$0.08
Third Quarter	$1.32	$0.70
Fourth Quarter	$0.78	$0.56

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$0.27	$0.10
Second Quarter	$1.22	$0.10
Third Quarter	$0.97	$0.49
Fourth Quarter	$1.20	$0.49

Holders

As of December 31, 2025, we had 81,915,838 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 151 beneficial owners of our Common Stock.

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

The issuance of the Shares pursuant to the Subscription Agreement was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act, Rule 506 under Regulation D of the Securities Act and/or Regulation S under the Securities Act and in reliance on similar exemptions under applicable state laws.

Purchase of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the year ended December 31, 2025.

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

Overview

AsiaFIN Holdings Corp. operates through its wholly owned subsidiaries by offering a range of system solutions in Payment Processing, Robotic Process Automation (RPA), and Regulatory Technology (RegTech) to financial institutions, regulatory agencies, professional service providers and private enterprises from various industries, with existing client in the Asia region. Our subsidiary, SFHL has over 90 bank customers for payment processing and RegTech and our Robotic Process Automation solution system has more than 100 customers in Asia.

Results of Operations

For the Years Ended December 31, 2025 and 2024

	For the Years Ended December 31,				Increase (decrease) in
	2025		2024		2025 compared to 2024
	(In U.S. dollars, except for percentages)
Revenue	$5,126,250	100.0%	$3,382,432	100.0%	$1,743,818	51.6%
Cost of revenue	(3,222,383)	(62.9)%	(1,958,632)	(57.9)%	1,263,751	64.5%
Gross profit	1,903,867	37.1%	1,423,800	42.1%	480,067	33.7%
Share of loss from operation of associate	(479)	(0.0)%	(9,843)	(0.3)%	(9,364)	(95.1)%
Selling, general and administrative expenses	(1,874,309)	(36.6)%	(1,464,215)	(43.3)%	410,094	28.0%
Other income	10,588	0.2%	7,281	0.2%	3,307	45.4%
Income/(loss) from operations	$39,667	0.8%	$(42,977)	(1.3)%	$82,644	192.3%
Income tax expense	(159,940)	(3.1)%	(118,991)	(3.5)%	40,949	34.4%
Net loss	$(120,273)	(2.3)%	$(161,968)	(4.8)%	$(41,695)	(25.7)%
Net loss attributable to non-controlling interest	34,940	0.7%	18,391	0.5%	16,549	90.0%
Net loss attributed to common shareholders of AsiaFIN Holdings Corp.	$(85,333)	(1.7)%	$(143,577)	(4.2)%	$(58,244)	(40.6)%

Revenue

For the year ended December 31, 2025, the Company generated revenue in the amount of $5,126,250. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the year ended December 31, 2024, the Company generated revenue in the amount of $3,382,432. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

The significant increase in revenue was primarily attributable to increased sales of information technology services to customers, particularly due to higher sales to customers in Saudi Arabia.

Selling, General and Administrative Expenses

For the year ended December 31, 2025, the Company had selling, general and administrative expenses in the amount of $1,874,309. These were primarily comprised of salary expenses, consultancy fee, advertisement fee, travelling expenses, other professional fees and transportation charges.

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

Net Loss

For the year ended December 31, 2025, the Company has incurred a net loss of $85,333.

For the year ended December 31, 2024, the Company has incurred a net loss of $143,577.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had cash and cash equivalents of $1,748,051 and $1,309,929 respectively. We expect increased levels of operations going forward will result in more significant cash flows and in turn working capital.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Provided by Operating Activities

For the year ended December 31, 2025, the Company has $503,858 provided by operating activities, which primarily consist of share of loss from operation of associate, depreciation and amortization, provision for credit loss allowance, increase in account payables, decrease in account receivables, increase in accrued liabilities and other payables, increase in contract liabilities, decrease in tax assets, decrease in deferred tax assets and increase in income tax payable contra by net loss, gain on disposal of property, plant and equipment, increase in prepayment, deposits and other receivables, increase in contract assets and reduction in lease liability.

For the year ended December 31, 2024, the Company has $24,401 provided by operating activities, which primarily consist of impairment of investment in associate, share of loss from operation of associate, depreciation and amortization, increase in account payables, increase in contract liabilities and increase in income tax payable contra by net loss, provision for credit loss allowance, increase in account receivables, increase in prepayment, deposits and other receivables, decrease in accrued liabilities and other payables, increase in tax asset, increase in deferred tax assets and reduction in lease liability.

Cash Used in Investing Activities

For the year ended December 31, 2025, the Company has invested $97,583 in investing activities, for the acquisition of computer systems, motor vehicle and renovation.

For the year ended December 31, 2024, the Company has invested $209,133 in investing activities, for the acquisition of computer systems, mobile phones, renovation and investment in associate.

Cash Used in/Provided by Financing Activities

For the year ended December 31, 2025, the Company has used $83,761 in financing activities, primarily consisting of repayment to director and advances to related companies.

For the year ended December 31, 2024, the Company has $241,199 provided by financing activities, primarily consisting of share subscriptions received in advance.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2025 and December 31, 2024.

Contractual Obligation

The contractual obligations presented in the table below represent our estimates of future cash payments under fixed contractual obligations.

The following table summarizes our contractual obligations as of December 31, 2025:

	Total	Due within 1 year
Operating lease obligations[1]	$583,610	$60,689
Loan obligation[2]	92,456	73,964
Hire purchase obligation[3]	44,141	15,972
Total contractual obligations	$720,207	$150,625

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

There were no outstanding obligations that were considered material as of December 31, 2025.

Critical Accounting Policies and Estimates

In preparing our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and income taxes have the greatest potential impact on our Consolidated Financial Statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, and consequently, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosure. The Company has elected practical expedient under ASU 2025-05 for the quarter ended September 30, 2025 which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. Accordingly, the Company’s estimate of expected credit losses for current accounts receivables is based on the delinquency status of those uncollected balances as of December 31, 2025. The Company calculates the expected credit loss rate by applying the rate of change between the balances from the previous quarter and the uncollected balances in the current quarter on the historical loss rate.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) inadequate written policies and procedures for accounting and financial reporting in accordance with the requirements and application of U.S. GAAP and SEC guidelines; (ii) inadequate segregation of duties and effective risk assessment; and (iii) lack of internal audit function due to the fact that the Company lacks qualified personnel to perform the internal audit functions effectively and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2025.

1.	We do not have adequate written policies and procedures for accounting and financial reporting in accordance with the requirements and application of U.S. GAAP and SEC guidelines.

2.	We do not have adequate segregation of duties and effective risk assessment. Lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft due to poor oversight, governance and review to detect errors.

3.	We do not currently maintain an internal audit function due to a lack of qualified personnel to perform such functions effectively. Furthermore, the scope and effectiveness of an internal audit function are yet to be developed.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, on June 19, 2024, the Company’s Board of Directors (the “Board”) unanimously resolved to appoint Louis Ramesh Ruben (“Dr. Ramesh”) and Shibu Chacko Jacob Vadaketh (“Mr. Shibu”) as independent directors to the Board. Both Dr. Ramesh and Mr. Shibu serve on the Company’s audit committee. Dr. Ramesh serves as chairman of the Audit Committee effective July 1, 2024. On September 3, 2025, the Board resolved to appoint Baharom Bin Embi as an independent director to the Board of the Company, effective October 1, 2025. He serves on the Company’s audit committee, compensation committee and nominating and corporate governance committee, and will assume the role of chairman of the compensation committee.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2026.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

Name	Age	Position
Kai Cheong Wong	64	Chief Executive Officer, President, Secretary, Treasurer, Director
Ghi Geok Khoo	51	Chief Financial Officer
Kok Wah Seah	59	Executive Director
Louis Ramesh Ruben	48	Director
Shibu Chacko Jacob Vadaketh	61	Director
Baharom bin Embi	66	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Kai Cheong Wong – President, Chief Executive Officer, Secretary, Treasurer, Director

Mr. Wong was appointed as the Chief Executive Officer and a director of the Company upon its incorporation in 2019 and has served continuously in these capacities since then. His current term is ongoing and subject to the provisions of the Company’s bylaws, including any applicable requirements for re-election or reappointment.

Mr. Kai Cheong Wong was recognized as a Professional Electrical Engineer from the Engineering Council of the United Kingdom.

Mr. Wong started his career in the financial information technology industry as a hardware engineer in Sime Darby Systems Sdn Bhd to the position of General Manager in AIMS Sdn Bhd. After having 15 years of experience, he started the InsiteMY companies in the year 2002, which subsequently became our subsidiaries in 2023. Today, InsiteMY has a staff of more than 100 with offices in Malaysia and with customers from Malaysia, Philippines, Bangladesh, Pakistan, Thailand, Singapore, Indonesia and Myanmar. Mr. Wong currently serves as a director of all the InsiteMY entities as well as the other subsidiaries of the Company.

Besides having a technical background, Mr. Wong has strong domain knowledge in payments and recently in check clearing and check truncation, in particular. He educates customers and partners on the benefits and advantages of digitizing physical checks (check truncation) and other payment methods.

InsiteMY has established the brand as reliable solution partners to the banking industry for payments, reporting, risk management and compliance in Malaysia. All products developed by InsiteMY are under the purview of the Malaysia Digital Economy Corporation (MDEC) as local home-grown IT products.

In 2018, he cofounded another research and development company called OrangeFIN Asia Sdn Bhd (OrangeFIN), focusing on RPA, which subsequently became our subsidiaries in 2023. These software robots were developed first for check clearing functions with AI. These robots replace humans in making decisions for approving and clearing checks for a local bank in Malaysia. OrangeFIN seeks to grow our market share in Malaysia and throughout Asia.

Ghi Geok Khoo – Chief Financial Officer

Ghi Geok Khoo (Chanti), a Malaysian citizen, was appointed as the Chief Financial Officer of the Company in August 2025 and has served in this capacity since then.

Ms. Khoo is a Certified Practising Accountant of the CPA Australia as well as a Chartered Accountant of the Malaysian Institute of Accountants (MIA). Ms. Khoo brings over 25 years of finance, accounting, administration and internal audit experience to the role. Ms. Khoo has served in several finance leadership roles in multinational companies and local companies in Malaysia such as Jocom Holdings Corp, Jocom Your Pocket Supermarket, Zimmer Biomet, Brands Essence of Chicken, Qualitas Medical Group, KSB Pumps & Valves, Multi-Purpose Holdings Berhad, Magnum Corporation Berhad and National Panasonic. Ms. Khoo has also gathered considerable experience in various industries such as ecommerce, fast-moving consumer goods, medical and health care, manufacturing, gaming, live streaming platform, and mobile application for the past 25 years. Notably, Ms. Khoo has previous experience where she was actively involved in having a company accepted for quoting on the OTC Markets.

Ms. Khoo graduated from Curtin University, Western Australia with a Bachelor of Commerce in Accounting.

Dato’ Kok Wah Seah – Executive Director

Dato’ Kok Wah Seah, a Malaysian citizen, was appointed as an executive director of the Company in September 2020 and has served continuously in this capacity since then. His current term is ongoing and subject to the provisions of the Company’s bylaws, including any applicable requirements for re-election or reappointment.

Dato’ Seah graduated from the California State University, Chico, California with a bachelor’s degree in computer engineering and a master’s degree in computer science (with distinction). In 1994, he began his technology career in Silicon Valley as a software developer for Software Publishing Corporation and Netscape Communications Corporation. He returned to Malaysia in 1997, recruited by Sun Microsystems to provide technical consultancy to Malaysia MSC flagship projects.

Dato’ Seah started his entrepreneurship journey in 2001. In the past two decades, he has co-founded and floated several tech companies; including the Company, Epicenter Holdings Ltd (SGX:5MQ) in Singapore, Galasys PLC (LSE:GLS) in the United Kingdom and SEATech Ventures Corp. (OTC-PINK:SEAV) in the United States.

Currently, Dato’ Seah is the chairman of The World Information Technology and Services Alliance, a leading global consortium of tech-industry association-members from over 80 countries and economies. He is also the chairman of SpaceTech Malaysia Association, the vice-president of Malaysia Space Industry Consortium, the advisor of the National Tech Association of Malaysia and a committee member of the 88-Captains Penang Welfare Society, a charitable non-governmental organization founded for the purpose of sustaining talent development.

Dato’ Seah was conferred the honorary title of Dato’ by the governor of Penang, Malaysia, in July 8, 2023.

Louis Ramesh Ruben – Director

Louis Ramesh Ruben, a Malaysian citizen, was appointed as an independent director of the Company in July 2024. He will serve on the Company’s audit committee, compensation committee and nominating and corporate governance committee and will assume the role of chairman of the audit committee. His directorship is subject to the provisions of the Company’s bylaws, including any applicable requirements for re-election or reappointment.

Dr. Ruben is a Chartered Accountant of the Malaysian Institute of Accountants (MIA), a fellow member of Association of Chartered Certified Accountants (FCCA), a chartered member of the Institute of Internal Auditors, as well as a Certified Financial Planner. Dr. Ruben has over 25 years of experience in accounting, auditing and risk management ranging from large public listed companies to multinational corporations, government agencies as well as small and medium-sized entities in a spectrum of industries including plantation, property development, manufacturing, trading, IT, shipping, retailing, etc. He started his career at Arthur Andersen and subsequently moved to BDO Malaysia. He also has experience in corporate finance with Southern Investment Bank Berhad. Dr. Ruben has hands-on experience with corporate exercises such as due diligence, initial public offerings, issuance of bonds, corporate and debt restructuring and investigative audit. His training and advisory experience includes topics on internal and statutory auditing, public sector/government audits, value-for-money audits, International Standard on Quality Management 1, risk management and internal controls, review and assurance engagements such as financial due diligence, forecasts and projections, forensic and fraud accounting/auditing, as well as practical application of International Financial Reporting Standards, reporting standards for small and medium-sized entities (MPERS/PERS) and public sector accounting standards (IPSAS/MPSAS). He has facilitated training and provided advisory for public accountants across Asia Pacific, multinationals and public sector institutions. Dr. Ruben is a certified trainer by the Human Resource Development Fund, a statutory body under the Ministry of Human Resources Malaysia.

Dr. Ruben graduated from National University of Malaysia with a bachelor’s degree in accounting. He earned a Master of Business Administration degree from the University of Strathclyde, United Kingdom, from which he graduated with distinction in 2012. He obtained his Doctor of Philosophy degree in Business and Accountancy from University of Malaya.

Shibu Chacko Jacob Vadaketh – Director

Shibu Chacko Jacob Vadaketh, a Malaysian citizen, was appointed as an independent director of the Company in July 2024. He will serve on the Company’s audit committee, compensation committee and nominating and corporate governance committee, and will assume the role of chairman of the nominating and corporate governance committee. His directorship is subject to the provisions of the Company’s bylaws, including any applicable requirements for re-election or reappointment.

Mr. Vadaketh is a seasoned executive with extensive experience in executive management, entrepreneurship, and government relations across the United States, Asia, Australia, and Europe. With over 30 years of senior-level expertise in strategic planning, profit and loss management, mergers and acquisitions, and business technology, he has successfully led hardware and software consulting firms and managed software development projects.

Currently a Technology Fellow at Asia School of Business in collaboration with the MIT Sloan School of Management, Mr. Vadaketh focuses on fostering entrepreneurship through pre-incubator and accelerator programs for ASEAN startups. He co-founded Capital Path Sdn Bhd in 2017, a boutique advisory firm specializing in corporate strategy, mergers and acquisitions, and technology audits, and serves as Advisor and Country Coordinator for Private Financing Advisory Network. Previously, he directed venture building initiatives at Taylors University and led strategic business development at Malaysia Digital Economy Corporation.

Mr. Vadaketh holds an Executive Education (Competitive Business Leadership Program), Master of Science in Biomedical Engineering and Bachelor of Science in Mechanical Engineering all from the University of Texas, Austin.

Baharom bin Embi – Director

Baharom Bin Embi, a Malaysian citizen, was appointed as an independent director of the Company in October 2025. He will serve on the Company’s audit committee, compensation committee and nominating and corporate governance committee, and will assume the role of chairman of the compensation committee. His directorship is subject to the provisions of the Company’s bylaws, including any applicable requirements for re-election or reappointment.

Mr. Baharom was appointed as Chairman of Co-op bank Pertama Malaysia Berhad in October 2021 and has since overseen the bank’s financial performance and digital transformation initiatives, including the implementation of its Project FIRST Core Banking and various retail and corporate financing systems. Mr. Baharom also serves on the board of directors of Institut Koperasi Malaysia, is the Chairman of the Federasi Koperasi Kewangan Malaysia, and has served as an advisor to Humanology Sdn Bhd since 2019. Between 2015 and 2018, Mr. Baharom was Managing Director and Chief Executive Officer of TEKUN Nasional, an agency under the Ministry of Entrepreneurial and Cooperative Development in Malaysia. From 1987 to 2014, Mr. Baharom served in senior management roles across branch operations, treasury, human resources, and strategic planning at Bank Kerjasama Rakyat Malaysia Berhad. He began his career in 1982 as an operations officer at Public Finance Berhad.

Mr. Baharom holds a Master of Business Administration in Decision Support Systems (1986) and a Bachelor of Business Administration in Economics and Finance (1984) from the University of Southern New Hampshire, as well as a Diploma in Business Management from MARA University of Technology (1979). He is a certified Islamic Financial Planner and has undertaken various professional qualifications in Islamic finance and takaful (a sharia law compliant alternative to conventional insurance). In recognition of his service, he has been conferred several national honors, including the Darjah Pangkuan Seri Melaka (D.P.S.M.) awarded for significant contribution to Malaysia’s growth, which bestowed upon him the title of “Datuk”.

Family Relationships

There are no family relationships among any directors or executive officers.

Board of Directors

Our board of directors consists of five directors, three of whom are “independent” within the meaning of the corporate governance standards of the NYSE American listing rules and meet the criteria for independence set forth in Rule 10A-3 of the Exchange Act.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors.

Committees of the Board of Directors

Audit Committee. We have established an audit committee and have adopted a charter for the audit committee. Our audit committee consists of Louis Ramesh Ruben, Shibu Chacko Jacob Vadaketh and Baharom Bin Embi. Louis Ramesh Ruben is the chairperson of our audit committee. We have determined that Louis Ramesh Ruben, Shibu Chacko Jacob Vadaketh and Baharom Bin Embi satisfy the “independence” requirements of the NYSE American listing rules under and Rule 10A-3 under the Exchange Act. Our board of directors has also determined that Louis Ramesh Ruben qualifies as an audit committee financial expert within the meaning of the SEC rules or possesses financial sophistication within the meaning of the NYSE American listing rules. The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our Company. The audit committee is responsible for, among other things:

●	appointing the independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by the independent auditors;
●	reviewing with the independent auditors any audit problems or difficulties and management’s response;
●	discussing the annual audited financial statements with management and the independent auditors;
●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposures;
●	reviewing and approving all proposed related party transactions;
●	meeting separately and periodically with management and the independent auditors; and
●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Compensation Committee. We have established a compensation committee and have adopted a charter for the compensation committee. Our compensation committee consists of Louis Ramesh Ruben, Shibu Chacko Jacob Vadaketh and Baharom Bin Embi. Baharom Bin Embi is the chairperson of our compensation committee. We have determined that Louis Ramesh Ruben, Shibu Chacko Jacob Vadaketh and Baharom Bin Embi satisfy the “independence” requirements of the NYSE American listing rules under and Rule 10A-3 under the Exchange Act. The compensation committee assists our board of directors in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee will be responsible for, among other things:

●	reviewing and approving, or recommending to the board for its approval, the compensation for our chief executive officer and other executive officers;
●	reviewing and recommending to the board for determination with respect to the compensation of our non-employee directors;
●	reviewing periodically and approving any incentive compensation or equity plans, programs or similar arrangements; and
●	selecting compensation consultant, legal counsel or other adviser only after taking into consideration all factors relevant to that person’s independence from management.

Nominating and Corporate Governance Committee. We have established a nominating and corporate governance committee and have adopted a charter for the nominating and corporate governance committee. Our nominating and corporate governance committee consists of Louis Ramesh Ruben, Shibu Chacko Jacob Vadaketh and Baharom Bin Embi. Shibu Chacko Jacob Vadaketh will be the chairperson of our nominating and corporate governance committee. We have determined that Louis Ramesh Ruben, Shibu Chacko Jacob Vadaketh and Baharom Bin Embi satisfy the “independence” requirements of the NYSE American listing rules under and Rule 10A-3 under the Exchange Act. The nominating and corporate governance committee assists our board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee is responsible for, among other things:

●	selecting and recommending to the board nominees for election by the stockholders or appointment by the board;
●	reviewing annually with the board the current composition of the board with regards to characteristics such as independence, knowledge, skills, experience and diversity;
●	making recommendations on the frequency and structure of board meetings and monitoring the functioning of the committees of the board; and
●	advising the board periodically with regards to significant developments in the law and practice of corporate governance as well as our compliance with applicable laws and regulations, and making recommendations to the board on all matters of corporate governance and on any remedial action to be taken.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics, which will be applicable to all of our directors, officers, and employees. Our code of business conduct and ethics will be filed as Exhibit 14.1 of this Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer, and principal financial officer who served for the year ended December 31, 2025 and 2024, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kai Cheong Wong, Chief Executive Officer, President, Secretary,	2025	70,343	4,672	-	-	-	-	-	75,015
Treasurer, Director (Principal Executive Officer)	2024	52,625	4,385	-	-	-	-	-	57,010

Ghi Geok Khoo, Chief Financial Officer	2025	29,808	-	-	-	-	-	-	29,808
(Principal Financial Officer, Principal Accounting Officer)	2024	-	-	-	-	-	-	-	-

Hui Yin Cham, Former Finance Manager	2025	-	-	-	-	-	-	-	-
(Former Principal Financial Officer, Former Principal Accounting Officer)	2024	65,781	8,552	-	-	-	-	-	74,333

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities that applies to the Company and our officers and directors, as well as our employees that have regular access to material, non-public information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us.

Compensation Discussion and Analysis

Director Compensation

Our, independent directors, Louis Ramesh Ruben, Shibu Chacko Jacob Vadaketh and Baharom Bin Embi receive a monthly fee of $500 respectively, in cash payable, as compensation for their services. The Board of Directors reserves the right in the future to alter the awards to the members of the Board of Directors in cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2025, the Company has 81,915,838 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2025 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors[1]
Kai Cheong Wong, Chief Executive Officer, President, Secretary, Treasurer and Director (Principal Executive Officer)	26,150,929	31.92%	31.92%
Ghi Geok Khoo, Chief Financial Officer	-	-	-
Kok Wah Seah[2], Director	21,350,000	26.06%	26.06%
Louis Ramesh Ruben, Independent Director	-	-	-
Shibu Chacko Jacob Vadaketh, Independent Director	-	-	-
Baharom Bin Embi, Independent Director	14,000	0.02%	0.02%
All of executive officers and directors as a group	47,514,929	58.00%	58.00%

5% or greater shareholders (excluding officers/directors)
Swee Ping Hoo[3]	11,310,869	13.81%	13.81%
SEATech Ventures Corp.[4]	10,000,000	12.21%	12.21%

Notes:

1 Unless otherwise indicated, the business address of each of the individuals is Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.

2 Kok Wah Seah owns and controls 95% of the issued and outstanding shares of See Unicorn Ventures Sdn. Bhd. and is therefore the beneficial owner of the shares of the Company owned by See Ventures Sdn. Bhd. The business address of See Unicorn Ventures Sdn. Bhd. is 1105 & 1106, Tower A, Avenue 3 Vertical Business Suite, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia.

3 Swee Ping Hoo is a former director of StarFIN Holdings Limited, serving between August 19, 2021 and February 25, 2025.

4 Greenpro Asia Strategic SPC is the beneficial owner of approximately 37% of the issued and outstanding shares of common stock of SEATech Ventures Corp., a Nevada corporation. The business address of SEATech Ventures Corp. is 11-05 & 11-06, Tower A, Avenue 3 Vertical Business Suite, Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (81,915,838 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

During the years ended December 31, 2025 and 2024, the Company have related party transactions as set forth below:

Name of Related Parties	Relationship with the Company
Kai Cheong Wong	Chief Executive Officer, President, Secretary, Treasurer and Director of the Company
Insite MY International, Inc.	A company controlled by CEO, Mr. Kai Cheong Wong
Siew Meng Tan	Spouse of CEO, Mr. Kai Cheong Wong

For the years ended December 31, 2025 and 2024, the Company made purchases from Insite MY International, Inc. with a purchasing amount of $44,376 and $77,294 respectively. Our Chief Executive Officer and director, Mr. Kai Cheong Wong, is the major shareholder of Insite MY International, Inc. with a controlling interest of 77.5%.

The Company leases one office space with fee from Kai Cheong Wong with the following address:

	Property Address	Leasing Period	Monthly Leasing Fee
1.	Suite 30.02, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.	September 1, 2024 to August 31, 2026	$3,754

The Company leases three office spaces with fees from Siew Meng Tan with the following addresses:

	Property Address	Leasing Period	Monthly Leasing Fee
1.	Suite 30.01, 30th Floor, Menara KH (Promet), Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.	September 1, 2024 to August 31, 2026	$2,419
2.	Unit 17-11, Level 17, Tower A, Vertical Business Suites, Avenue 3 Bangsar South, No.8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.	April 16, 2020 to December 31, 2026	$1,495
3.*	Unit 17-12, Level 17, Tower A, Vertical Business Suites, Avenue 3 Bangsar South, No.8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.	June 1, 2023 to December 31, 2025	$934

*The Company’s lease for this office space expired on December 31, 2025, and was not renewed. Accordingly, the Company no longer leases this office space as of that date.

The Company had the following related party balances at the end of the years:

Amount due to related party	As of December 31, 2025	As of December 31, 2024
Kai Cheong, Wong	$89,178	$146,018
Total	$89,178	$146,018

	For the year ended December 31, 2025	For the year ended December 31, 2024
Purchases
- Insite MY International, Inc.	$44,376	$77,294

Office space leasing
- Kai Cheong Wong	45,052	42,288
- Siew Meng Tan	50,943	52,693

Total	$140,371	$172,275

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate amount of fees billed to the Company for professional services rendered by its independent registered public accounting firms for the fiscal years ended December 31, 2025 and 2024.

We have engaged JP Centurion & Partners PLT as our principal accountant since August 31, 2020.

ACCOUNTING FEES AND SERVICES	2025	2024

Audit fees	$50,433	$49,318
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$50,433	$49,318

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of AsiaFIN Holdings Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed herewith:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed with the SEC on March 19, 2021)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 filed with the SEC on March 19, 2021)

10.1	Joint Venture Agreement, dated January 3, 2024, between the Company and Greenpro KSP Holding Group Co., Ltd. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 8, 2024)

10.2	Independent Director Agreement, dated July 1, 2024, by and between the Company and Louis Ramesh Ruben (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 1, 2024)

10.3	Independent Director Agreement, dated July 1, 2024, by and between the Company and Shibu Chacko Jacob Vadaketh (Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on July 1, 2024)

10.4	Independent Director Agreement, dated October 1, 2025, by and between the Company and Baharom Bin Embi (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 3, 2025)

14.1*	Code of Business Conduct and Ethics

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1*	Section 1350 Certification of principal executive officer

32.2*	Section 1350 Certification of principal financial officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

(c) Financial Statement Schedules

None.

ITEM 16. FORM 10-K SUMMARY.

As permitted, the registrant has elected not to include a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAFIN HOLDINGS CORP.

Date: March 31, 2026	By:	/s/ Kai Cheong Wong
Kai Cheong Wong
Chief Executive Officer, President, Director, Secretary, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2026	By:	/s/ Kai Cheong Wong
Kai Cheong Wong
Chief Executive Officer President, Director, Secretary and Treasurer (Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Ghi Geok Khoo
Ghi Geok Khoo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2026	By:	/s/ Kok Wah Seah
Kok Wah Seah
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

AsiaFIN Holdings Corp.

Suite 30.02, 30th Floor

Menara KH (Promet), Jalan Sultan Ismail

50250 Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AsiaFIN Holdings Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2, the financial statements for financial year ended December 31, 2024 have been restated to correct a misstatement.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole and we are not, by communication the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of trade receivables and Expected Credit Losses (“ECL”)

The identification and measurement of credit impairment under ASC 326 – Financial Instruments: Credit Losses require management to exercise significant judgement in determining whether a financial asset is credit-impaired and, if so, to measure the loss allowance. Specifically, the determination of Expected Credit Losses (ECL) for trade receivables involves subjective assessments regarding the collectability of outstanding balances, the creditworthiness of customers, and the appropriateness of forecasted economic conditions.

Given the complexity and judgement involved, we identified the impairment of trade receivables as a critical audit matter. The calculation of the loss allowance significantly impacts the financial statements and requires careful evaluation of assumptions, estimates, and the adequacy of data used in the assessment process.

Our audit procedure in this area included the following, among others:

a)	Obtained an understanding of the management’s process in determining and calculating the expected credit loss;
b)	Assessed significant assumptions, including recovery rates and impairment ratios and those relating to future economic events that are used to calculated expected credit losses;
c)	Tested the completeness and accuracy of data used in the ECL calculation including the customer’s ageing reports,
d)	Tested the mathematical accuracy of the ECL model,
e)	Obtained an understanding of the latest development and the basis of measuring the impairment allowance for specific provisions and assessed management assumptions given the circumstances; and
f)	Assessed the adequacy of the relevant disclosures included in the consolidation financial statements

JP CENTURION & PARTNERS PLT (PCAOB: 6723)
We have served as the Company’s auditor since 2020.
Kuala Lumpur, Malaysia

March 31, 2026

Item 1. Financial statements

ASIAFIN HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of December 31, 2025	As of December 31, 2024
	Audited	Audited
ASSETS
Current assets
Cash and cash equivalents	$1,748,051	$1,309,929
Account receivables, net	1,105,953	1,184,130
Prepayment, deposits and other receivables	260,380	131,869
Contract assets	159,867	14,364
Amount due from related parties (including $42,672 of amount due from associate as of December 31, 2025)	74,924	3,809
Tax assets	99,094	280,354
Total current assets	$3,448,269	$2,924,455

Non-current Assets
Right-of-use assets, net	$583,610	$615,444
Property, plant and equipment, net	714,685	614,673
Deferred tax assets	-	324
Investment in associates	8,250	7,944
Total non-current assets	$1,306,545	$1,238,385

TOTAL ASSETS	$4,754,814	$4,162,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities and other payables	$502,712	$317,753
Account payables (including $22,026 and $19,984 of account payable to related party as of December 31, 2025 and 2024, respectively)	155,051	39,296
Contract liabilities	734,475	514,903
Income tax payable	71,269	60,483
Amount due to director	70,687	146,018
Finance lease liability – current portion	15,972	-
Operating lease liability – current portion	60,689	64,787
Total current liabilities	$1,610,855	$1,143,240

Non-current liabilities
Amount due to director – non-current portion	18,491	-
Finance lease liability – non-current portion	28,169	-
Operating lease liability – non-current portion	522,921	550,657
Deferred tax liabilities	8,212	4,991
Total non-current liabilities	$577,793	$555,648

TOTAL LIABILITIES	$2,188,648	$1,698,888

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 81,915,838 and 81,551,838 shares issued and outstanding as of December 31, 2025 and December 31, 2024	8,192	8,155
Additional paid-in capital	10,795,250	10,467,687
Share subscriptions received in advance	-	318,600
Accumulated other comprehensive loss	(58,383)	(271,870)
Accumulated deficit	(8,124,933)	(8,039,600)
Non-controlling interest	(53,960)	(19,020)

TOTAL STOCKHOLDERS’ EQUITY	$2,566,166	$2,463,952

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,754,814	$4,162,840

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In United States Dollars (“US$” or “$”), except for number of shares or as otherwise stated)

	For the year ended December 31, 2025	For the year ended December 31, 2024
	Audited	Audited

REVENUE	$5,126,250	$3,382,432

COST OF REVENUE (including $44,376 and $77,294 of cost of service revenue to related party for the years ended December 31, 2025 and 2024, respectively)	(3,222,383)	(1,958,632)

GROSS PROFIT	$1,903,867	$1,423,800

SHARE OF LOSS FROM OPERATION OF ASSOCIATE	(479)	(9,843)

OTHER INCOME	$10,588	$7,281

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $95,995 and $94,981 of selling, general and administrative expenses to related party for the years ended December 31, 2025 and 2024, respectively)	$(1,874,309)	$(1,464,215)

INCOME/(LOSS) BEFORE INCOME TAX	$39,667	$(42,977)

INCOME TAX EXPENSES	(159,940)	(118,991)

NET LOSS	$(120,273)	$(161,968)
Net loss attributable to non-controlling interest	34,940	18,391

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF ASIAFIN HOLDINGS CORP.	(85,333)	(143,577)

Other comprehensive income:
- Foreign currency translation income	213,487	48,571

TOTAL COMPREHENSIVE INCOME/(LOSS)	$128,154	$(95,006)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	81,895,947	81,551,838

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (Audited)

(In United States Dollars (“US$” or “$”), except for number of shares or as otherwise stated)

	COMMON STOCK			SHARE		ACCUMULATED
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	SUBSCRIPTIONS RECEIVED IN ADVANCE	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2023	81,551,838	$8,155	$10,467,687	$-	$(7,896,023)	$(320,441)	$(629)	$2,258,749
Share subscriptions received in advance	-	-	-	318,600	-	-	-	318,600
Net loss for the year	-	-	-	-	(143,577)	-	(18,391)	(161,968)
Foreign currency translation	-	-	-	-	-	48,571	-	48,571
Balance as of December 31, 2024	81,551,838	$8,155	$10,467,687	$318,600	$(8,039,600)	$(271,870)	$(19,020)	$2,463,952

	COMMON STOCK			SHARE		ACCUMULATED
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	SUBSCRIPTIONS RECEIVED IN ADVANCE	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2024	81,551,838	$8,155	$10,467,687	$318,600	$(8,039,600)	$(271,870)	$(19,020)	$2,463,952
New issuance of shares on January 20, 2025	364,000	37	327,563	-	-	-	-	327,600
Share subscriptions received in advance	-	-	-	(318,600)	-	-	-	(318,600)
Net loss for the year	-	-	-	-	(85,333)	-	(34,940)	(120,273)
Foreign currency translation	-	-	-	-	-	213,487	-	213,487
Balance as of December 31, 2025	81,915,838	$8,192	$10,795,250	$-	$(8,124,933)	$(58,383)	$(53,960)	$2,566,166

See accompanying notes to consolidated financial statements

ASIAFIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In United States Dollars (“US$” or “$”), except for number of shares or as otherwise stated)

	For the Year Ended December 31,
	2025	2024
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(120,273)	$(161,968)
Impairment of investment in associate	-	61,364
Share of loss from operation of associate	479	9,843

Adjustments to reconcile net loss to net cash generated from operating activities
Depreciation and amortization	130,373	119,608
Gain on disposal of property, plant and equipment	(18,919)	-
Provision for credit loss allowance	66,303	(84,503)

Changes in operating assets and liabilities:
Account payables	113,104	13,463
Account receivables	123,019	(65,454)
Prepayment, deposits and other receivables	(107,666)	(22,443)
Contract assets	(136,460)	-
Accrued liabilities and other payables	147,428	(105,213)
Contract liabilities	156,376	325,214
Tax assets	198,863	(53,733)
Deferred tax assets/liabilities	2,906	(7,470)
Income tax payable	4,690	55,996
Change in lease liability	(56,365)	(60,303)
Net cash provided by operating activities	$503,858	$24,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(109,262)	(138,343)
Proceed on disposal of property, plant and equipment	11,679	-
Investment in associate	-	(70,790)
Net cash used in investing activities	$(97,583)	$(209,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	327,600	-
Share subscriptions received in advance	(318,600)	318,600
Repayment to director	(67,762)	(67,872)
Advances from finance lease liabilities	41,819	(4,789)
Advances to related companies	(66,818)	(4,740)
Net cash (used in)/provided by financing activities	$(83,761)	$241,199

Effect of exchange rate changes in cash and cash equivalents	115,608	19,274

Net changes in cash and cash equivalents	438,122	75,741
Cash and cash equivalents, beginning of year	1,309,929	1,234,188

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,748,051	$1,309,929

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$271,991	$105,339
Cash paid for interest paid	$1,881	$2,790

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$640,405	$-

Initial recognition of the balance payment of finance lease right-of-use asset by finance lease liabilities	$47,551	$-

See accompanying notes to consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In United States Dollars (“US$” or “$”), except for number of shares or as otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

AsiaFIN Holdings Corp., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on June 14, 2019.

On June 14, 2019, Mr. Kai Cheong Wong was appointed Chief Executive Officer, President, Secretary, Treasurer and Director.

On September 18, 2020, Mr. Kok Wah Seah was appointed Director of the Company.

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

Our Chief Executive Officer, President, Director, Secretary and Treasurer, Mr. Kai Cheong Wong is also the director of SFHL. Prior to the acquisition, Mr. Kai Cheong Wong held 29.94% of our issued and outstanding securities and 57.10% of the issued and outstanding securities of SFHL, Swee Ping Hoo, the director of SFHL, held 10.91% of our issued and outstanding securities and 40.22% of the issued and outstanding securities of SFHL, and Cham Hui Yin, our Finance Manager, held 0.48% of the issued and outstanding securities of SFHL. Upon the consummation of the acquisition, Mr. Kai Cheong Wong, Swee Ping Hoo and Cham Hui Yin received 8,051,511 shares of our restricted common stock collectively.

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

Mr. Kai Cheong Wong is the common director of all of aforementioned companies except KSP AsiaFIN Co., Ltd.

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

Restatement of financial statements

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified that “share subscriptions received in advance” had been recorded incorrectly as “accrued liabilities and other payables” within current liabilities. These amounts represent consideration received from investors for shares that had not yet been issued as of the respective balance-sheet dates.

The Company has restated its consolidated balance sheet as of December 31, 2024 to reclassify the amount of $318,600, which was previously included within current liabilities, to stockholders’ equity. The reclassification resulted in a decrease to current liabilities and a corresponding increase to total stockholders’ equity (“Share subscriptions received in advance”) as of December 31, 2024. The Company has restated its consolidated statement of cash flows for the year ended December 31, 2024 to reclassify the amount of $318,600, which was previously included within operating activity, to financing activity. The reclassification resulted in a decrease to operating activities (“Accrued liabilities and other payables”) and a corresponding increase to financing activities (“Share subscriptions received in advance”) for the year ended December 31, 2024. The corrections did not affect the Company’s net income or total assets for the period presented.

The accompanying consolidated financial statements and related disclosures have been restated to reflect this correction.

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

Our deposit in Malaysia banks are secured by Perbadanan Insurans Deposit Malaysia, compensating up to a limit of Malaysia Ringgit MYR250,000 per deposit per member bank, which is equivalent to $61,637, if any of our bank fail.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosure. The Company has elected practical expedient under ASU 2025-05 for the year ended December 31, 2025 which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. Accordingly, the Company’s estimate of the allowance for expected credit losses on current accounts receivable is determined by applying an adjusted loss rate to the amortized cost of receivables within each respective aging category, based on historical data over a 25-month period.

Investment in associate

The Company accounts for its investment in associate in accordance with ASC Topic 323, “Investments – Equity Method and Joint Ventures”, whereby equity investments of 20% or greater, but less than a controlling interest, are accounted for using the equity method. Under this method, the investment is initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee’s net income or loss, which is recognized in the consolidated statements of operations and comprehensive income, with a corresponding adjustment to the carrying value of the investment. The Company evaluates its equity method investments for potential significant influence, if the Company became primary beneficiary, it could consolidate the investee and recognize a noncontrolling interest for the portion not owned.

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the delivery of the finalized information technology services such as business system integration and management services, computer programming activities and services to the customers (see Note 3).

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the years ended December 31
	2025	2024
Period-end MYR : US$1 exchange rate	4.06	4.47
Period-average MYR : US$1 exchange rate	4.28	4.56
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-end THB : US$1 exchange rate	31.49	34.34
Period-average THB : US$1 exchange rate	32.87	35.23

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

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the year ended December 31, 2025, the Company has three reportable segments based on business unit, Payment Processing (Fintech), Regulatory Technology (RegTech) and Robotic Process Automation (RPA) businesses and two reportable segments based on country, Malaysia and Non-Malaysia. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. The Company already adopted this ASU on its consolidated financial statements and related disclosure. The Company has elected practical expedient under ASU 2025-05 for the year ended December 31, 2025 which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. Accordingly, the Company’s estimate of expected credit losses for current accounts receivables is based on the delinquency status of those uncollected balances as of December 31, 2025. The Company calculates the expected credit loss rate by applying the rate of change between the balances from the previous quarter and the uncollected balances in the current quarter on the historical loss rate.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, by applying the five-step model to all contracts with customers: (i) identification of the contract, (ii) identification of performance obligations, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company’s revenue is derived from the provision of system solutions in Payment Processing (Fintech), Regulatory Technology (RegTech) and Robotic Process Automation (RPA). Each contract specifies the services to be delivered, the total consideration, and the applicable payment terms.

Performance obligations generally consist of the delivery of software solutions, implementation services, customization, and, when applicable, post-implementation support and maintenance. The Company evaluates whether such services are distinct and accounts for them as separate performance obligations if appropriate.

The transaction price is determined based on the consideration specified in the contract, which may include fixed and variable amounts. Variable consideration, if any, is estimated using either the expected value or the most likely amount method, depending on which better predicts the amount of consideration to which the Company will be entitled. The Company includes variable consideration in the transaction price only to the extent that it is probable that a significant reversal of revenue will not occur.

Revenue is recognized when control of the promised goods or services is transferred to the customer. For implementation and customization services, revenue is generally recognized over time as the services are performed, as the customer simultaneously receives and consumes the benefits. For software solutions, revenue is recognized at a point in time or over time, depending on the nature of the arrangement and the transfer of control. Revenue from support and maintenance services is typically recognized over time on a straight-line basis over the service period.

The Company’s payment terms vary by contract but generally require payment within a specified period following invoicing. In certain arrangements, the Company may receive advance payments, which are recorded as contract liabilities and recognized as revenue when the related performance obligations are satisfied.

Cost of revenue

Cost of revenue includes direct costs associated with provision of services such as development costs, purchases of third-party software, maintenance fees and consultation fees.

Disaggregation of revenue

The table below shows the revenue disaggregation by type of services for the year ended December 31, 2025 and 2024:

Revenue disaggregation by type of services	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Payment Processing (Fintech)	$1,913,450	$1,257,270
Regulatory Technology (RegTech)	2,288,747	1,801,730
Robotic Process Automation (RPA)	924,053	323,432
Total revenue	$5,126,250	$3,382,432

Contract assets

Contract assets represent the Company’s right to consideration in exchange for services transferred to customers for which the Company has not yet billed the customer.

Contract liabilities

For a service contract where the performance obligation has not been completed, the contract liabilities are recorded for any payments received in advance from the customer before completion of the performance obligation.

As of December 31, 2025 and 2024, the Company’s contract assets and contract liabilities are classified as current assets and current liabilities, respectively, as presented below:

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Current assets
Contract assets	$159,867	$14,364

Current liabilities
Contract liabilities	$734,475	$514,903

Changes in contract assets during the year ended December 31, 2025 are as follows:

For the year ended December 31, 2025 (Audited)
Contract assets, January 1, 2025	$14,364
New contract assets	149,702
Revenue recognized and billed	(13,242)
Exchange difference	9,043
Contract assets, December 31, 2025	$159,867

Changes in contract liabilities during the year ended December 31, 2025 are as follows:

For the year ended December 31, 2025 (Audited)
Contract liabilities, January 1, 2025	$514,903
New contract liabilities	2,245,125
Performance obligations satisfied	(2,086,944)
Exchange difference	61,391
Contract liabilities, December 31, 2025	$734,475

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $894,342. The Company expects to recognize revenue on $794,044 of its remaining performance obligations within the next 12 months following December 31, 2025, and $100,298 within the next 24 months following December 31, 2025.

4. ACCOUNT RECEIVABLES, NET

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Account receivables, gross	$1,152,951	$1,154,703
Allowance for expected credit loss	(46,998)	(55,076)
Reversal of expected credit loss	-	84,503
Account receivables, net	$1,105,953	$1,184,130

5. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Prepaid expenses	$63,080	$37,488
Other receivables	30,561	58,083
Other deposits	166,739	36,298
Total	$260,380	$131,869

Prepaid expenses include website domain, third party software maintenance and subscription, OTC Markets fee, employee and motor vehicle insurance.

Other receivables include receivables from service tax and management of car park for director and employees.

Other deposits primarily include deposit of the tenancy agreement and deposit made for security deposit for renovation and car park deposit.

6. PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Computer systems	$357,783	$306,930
Furniture and fittings	101,410	82,657
Electrical fittings	10,550	10,069
Handphone	74,157	63,797
Office equipment	112,201	98,913
Renovation	205,353	171,322
Motor vehicle	217,550	374,419
Property	456,114	413,833
Total property, plant and equipment	$1,535,118	$1,521,940
Less: Accumulated depreciation	(820,433)	(907,267)
Total property, plant and equipment, net	$714,685	$614,673

	For the year ended December 31, 2025 (Audited)	For the year ended December 31, 2024 (Audited)
Investment in computer systems	$18,469	$39,432
Investment in furniture and fittings	9,247	587
Investment in motor vehicle	59,234	-
Investment in handphone	3,639	11,216
Investment in office equipment	3,015	2,792
Investment in renovation	15,658	84,316
Total investment in property and plant	$109,262	$138,343

Depreciation for the period	$74,008	$59,305

7. ACCRUED LIABILITIES AND OTHER PAYABLES

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Accrued expenses	$501,160	$254,474
Other payable	1,552	63,279
Total	$502,712	$317,753

Accrued expenses consist of outstanding audit fee, transfer agent fee, employee claims and salary, service tax and miscellaneous expenses.

Other payable includes primarily payable to third parties and service tax payable.

8. AMOUNT DUE TO DIRECTOR

As of December 31, 2025 and 2024, the Company had an outstanding amount due to director amounted $89,178 and $146,018 respectively, mainly consist of a loan from Mr. Kai Cheong Wong for the acquisition of property. On March 1, 2022, the Company, through its subsidiary, entered into a loan agreement with its director, Mr. Kai Cheong Wong, to finance the acquisition of a property in the amount of approximately $356,769. The loan has a tenure of 60 months and bears interest at a fixed flat rate of 1.00% per annum for the first year, 1.50% per annum for the second year, and 4.00% per annum for the remaining term. The first installment commenced on April 1, 2022, with monthly installments of approximately $5,946. For the years ended December 31, 2025 and 2024, the Company repaid interest totaling $1,881 and $2,752, respectively, to the director.

Aforementioned amount is unsecured, interest bearing and payable on demand or with tenure of 60 months.

9. AMOUNT DUE FROM RELATED PARTIES

As of December 31, 2025, the Company has an outstanding amount due from several related companies with a common director and shareholder in an aggregate amount of $74,924, pertaining to loans made to these related parties.

As of December 31, 2024, the Company has an outstanding amount due from a number of related companies with common director and shareholder in aggregate amounted $3,809 pertaining to miscellaneous expenses made by these related parties on behalf of the Company.

In September 2025, the Company, through its subsidiary, entered into a loan agreement with a related party for working capital purposes, with a loan amount of approximately $47,634, bearing interest at 1.50% per annum.

Aforementioned amount is unsecured, interest bearing and payable on demand.

10. FINANCE LEASE LIABILITY

On August 28, 2025, the Company, through its subsidiary, acquired a motor vehicle amounted $58,107 financed by $47,551 hire purchase loan for 36 months at a fixed flat rate of 4.16% per annum with first installment commencing September 1, 2025 and monthly installment amounted approximately $1,369.

For the year ended December 31, 2025, the Company repaid $4,897 in hire purchase loan with an outstanding amount of $44,141 as of December 31, 2025.

Maturities of the loan for the remaining years are as follows:

Year ending December 31,
2026	$15,972
2027	16,670
2028	11,499
Total	$44,141

11. LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITIES

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

During the year ended December 31, 2025, the Company entered into three new lease agreements primarily related to office facilities. As a result, the Company recognized operating lease right-of-use assets of $640,405 and corresponding lease liabilities of $640,405. These leases have a weighted-average remaining lease term of approximately 8.13 years. The weighted-average discount rate used to measure these lease liabilities was 6.65%.

During the year ended December 31, 2025, the Company reassessed its lease term assumptions for certain leased office facilities and determined that it is no longer reasonably certain to exercise certain renewal options. This reassessment was primarily driven by changes in the terms of the underlying lease agreements. As a result, the Company remeasured the related lease liabilities, resulting in a decrease of $675,624, with a corresponding reduction to the associated right-of-use assets.

The following table presents a summary of changes in the Company’s operating lease liabilities for the year ended December 31, 2025:

Right-Of-Use Assets
Balance as of December 31, 2024 (Audited)	$615,444
New right-of-use assets recognized	640,405
Amortization for the year ended December 31, 2025	(56,365)
Adjustment for non-exercising option	(675,624)
Adjustment for foreign currency translation difference	59,750
Balance as of December 31, 2025 (Audited)	$583,610

Operating lease Liability
Balance as of December 31, 2024 (Audited)	$615,444
New lease liability recognized	640,405
Imputed interest for the year ended December 31, 2025	39,630
Gross repayment for the year ended December 31, 2025	(95,995)
Adjustment for non-exercising option	(675,624)
Adjustment for foreign currency translation difference	$59,750
Balance as of December 31, 2025 (Audited)	$583,610

Operating lease liability current portion	$60,689
Operating lease liability non-current portion	$522,921

Other information:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$95,995	$94,981
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	8.13	7.80
Weighted average discount rate for operating lease	6.65%	5.58%

12. RELATED PARTY TRANSACTIONS

For the years ended December 31, 2025 and 2024, the Company has following transactions with related parties:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Purchases
- Insite MY International, Inc.	$44,376	$77,294

Leasing
- Office space leasing	95,995	94,981

Total	$140,371	$172,275

Our Chief Executive Officer, Mr. Kai Cheong Wong is a majority shareholder of Insite MY International, Inc.

For the years ended December 31, 2025 and 2024, the Company has paid $45,052 and $42,288 respectively to our Chief Executive Officer, Mr. Kai Cheong Wong, pertaining to leasing of office space.

For the years ended December 31, 2025 and 2024, the Company has paid $50,943 and $52,693 respectively to Ms. Tan Siew Meng, the spouse of our Chief Executive Officer, Mr. Kai Cheong Wong, pertaining to leasing of office spaces.

13. CONCENTRATION OF RISK

(a)	Major Customers

For the year ended December 31, 2025, the Company generated total revenue of $5,126,250, of which one customer accounted for more than 10% of the Company’s total revenue. For the year ended December 31, 2024, the Company generated total revenue of $3,382,432, of which no customer accounted for more than 10% of the Company’s total revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the years ended December 31,
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer A	$1,102,812	$-	22%	-%	$167,787	$-
Others	4,023,438	3,382,432	78%	100%	985,164	1,154,703
Total	$5,126,250	$3,382,432	100%	100%	$1,152,951	$1,154,703

(b)	Major Suppliers

For the year ended December 31, 2025, the Company incurred cost of revenue of $3,222,383, of which no supplier accounted for more than 10% of the Company’s cost of revenue. For the year ended December 31, 2024, the Company incurred cost of revenue of $1,958,632, of which no supplier accounted for more than 10% of the Company’s cost of revenue.

14. INCOME TAXES

The loss before income taxes of the Company for the years ended December 31, 2025 and 2024 were comprised of the following:

	For the years ended December 31,
	2025	2024
Tax jurisdictions from:
- Local	$(385,358)	$(208,993)
- Foreign, representing:
Hong Kong	(11,588)	(49,665)
British Virginia Island (non-taxable jurisdiction)	(4,850)	(2,550)
Labuan, Malaysia (non-taxable jurisdiction)	3,016	(81,873)
Malaysia	438,447	300,104
Income/(Loss) before income taxes	$39,667	$(42,977)

Provision for income taxes consisted of the following:

	For the years ended December 31
	2025	2024
Current:
- Local	$-	$-
- Foreign	$(159,940)	$(118,991)

Deferred tax assets:
- Local	$-	$-
- Foreign	$-	$324

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$8,212	$4,991

Income tax payable:
- Local	$-	$-
- Foreign	$71,269	$60,483

Tax assets:
- Local	$-	$-
- Foreign	$99,094	$280,354

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the years ended December 31,
	2025	2024
Computed expected expenses	(21)%	21%
Effect of foreign tax rate difference	(38)%	(66)%
Valuation allowances	(391)%	(278)%
Others	54%	46%
Effective tax rate	(396)%	(277)%

	For the years ended December 31,
	2025	2024
Statutory federal income tax rate	21%	21%
Computed expected expenses	$(8,330)	$9,025
Effect of foreign tax rate difference	(15,016)	(28,219)
Valuation allowances	(155,031)	(119,339)
Others	21,343	19,542
Income tax expense	$(157,034)	$(118,991)
Deferred tax expense	(2,906)	-
Total income tax expense	$(159,940)	$(118,991)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2025 and 2024:

	As of December 31, 2025	As of December 31, 2024
Deferred tax assets:

Net operating losses carry forwards
- United States of America	$276,948	$196,022
- Hong Kong	13,642	9,717
- British Virgin Islands	-	-
- Labuan, Malaysia	-	-
- Malaysia	95,557	111,704
Total deferred tax assets	$386,147	$317,443
Less: valuation allowance	(386,147)	(317,443)
Deferred tax assets, net of valuation allowance	$-	$-

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

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law with a tax rate of 21%. The Tax Cuts and Jobs Act enacted in 2017 has changed the treatment of net operating losses (NOL’s). Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL created between December 31, 2017 and December 31, 2020 could be carried back up to five years and carried forward indefinitely until used. The NOL created after December 31, 2020 could be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017. As of December 31, 2025, the operations in the United States of America incurred $1,318,798 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL would be carried forward indefinitely, if unutilized. The Company has provided for a full valuation allowance of approximately $276,948 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future. There is no tax charge due to the losses incurred for the periods. For the year ended December 31, 2025, there was no operating income under the applicable U.S. tax regime.

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

As of December 31, 2025, the Company’s operations in Malaysia generated cumulative net operating income of $27,719. This income has been recognized in accordance with applicable tax regulations. The Company has recorded a full valuation allowance of $95,557 against its deferred tax assets, as management believes it is more likely than not that such assets will not be realized.

As of December 31, 2025, the Company’s management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. As the Company incurred a net loss for the year, and in light of ongoing economic uncertainties, management has determined that it is appropriate to maintain a full valuation allowance against its deferred tax assets. The Company will continue to evaluate its valuation allowance policy and will consider adjustments only upon demonstrating sustained profitability over consecutive reporting periods. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets of $386,147 and $317,443 as of December 31, 2025 and December 31, 2024, respectively. For the year ended December 31, 2025, the valuation allowance increased by $68,704, primarily due to additional operating losses incurred by the Company during the year. For the years ended December 31, 2025 and 2024, the Company recorded cash paid for income taxes of $271,991 and $105,339, respectively.

15. SHAREHOLDERS’ EQUITY

On June 14, 2019, the Company issued 100,000 shares of restricted common stock, with a par value of $0.0001 per share, to Kai Cheong Wong in consideration of $10. The $10 in proceeds went to the Company to be used as working capital. Mr. Wong serves as our Chief Executive Officer, President, Secretary, Treasurer and as member of our Board of Directors.

On December 18, 2019, we, “the Company” acquired 100% of the equity interests of AsiaFIN Holdings Corp. (herein referred to as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia. In consideration of the equity interests of AsiaFIN Holdings Corp., our Chief Executive Officer, Mr. Wong was compensated $1 HKD.

On December 20, 2019, the Company issued 21,900,000 shares of restricted common stock to Kai Cheong Wong with a par value of $0.0001 per share, in consideration of $2,190. The $2,190 in proceeds went to the Company to be used as working capital.

On December 20, 2019, the Company issued 21,850,000 shares of restricted common stock to See Unicorn Ventures Sdn. Bhd., a company incorporated in Malaysia, with a par value of $0.0001 per share, in consideration of $2,185. The $2,185 went to the Company to be used as working capital. Our Director, Dato’ Kok Wah Seah, is a shareholder of See Unicorn Ventures Sdn. Bhd.

On December 20, 2019, the Company issued 10,000,000 shares of restricted common stock to SEATech Ventures Corp., a company incorporated in Nevada, with a par value of $0.0001 per share, in consideration of $1,000. The $1,000 went to the Company to be used as working capital. Dato’ Kok Wah Seah is an Officer and Director of and also a shareholder of SEATech Ventures Corp., owning 17.49% of the voting power of SEATech Ventures Corp.

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

On February 7, 2020, the Company issued 500,000 shares of restricted common stock to Jeremy Wong Zi Jun at the purchase price of $0.10 per share, for a total purchase price of $50,000. The $50,000 in proceeds went to the Company to be used as working capital. Mr. Jeremy Wong Zi Jun is the son of the Mr. Kai Cheong Wong, who is serving as the company’s Chief Executive Director.

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

As of December 31, 2025, the Company have an issued and outstanding share of common stock of 81,915,838 with an authorized share of common stock of 600,000,000 with a par value of $0.0001. In addition, the Company have an authorized share of preference stock of 200,000,000 with a par value of $0.0001, however no share of preference stock was issued and outstanding as of December 31, 2025.

16. DIVIDEND

No dividends were declared for the year ended December 31, 2025.

17. FOREIGN CURRENCY EXCHANGE RATE

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

18. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has three reportable segments based on business unit, Payment Processing (Fintech), Regulatory Technology (RegTech) and Robotic Process Automation (RPA) businesses and two reportable segments based on country, Malaysia and Non-Malaysia.

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

	For the Year Ended and As of December 31, 2025
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$1,913,450	$2,288,747	$924,053	$5,126,250

Cost of revenue	(1,182,159)	(1,202,576)	(837,648)	(3,222,383)

Gross profit	$731,291	$1,086,171	$86,405	$1,903,867

Share of loss from operation of associate	-	(479)	-	(479)

Selling, general and administrative expenses and other income	(533,405)	(952,573)	(377,743)	(1,863,721)

Income from operations	$197,886	$133,119	$(291,338)	$39,667

Total assets	$1,364,319	$2,432,223	$958,272	$4,754,814
Capital expenditure	$31,351	$55,891	$22,020	$109,262

	For the Year Ended and As of December 31, 2025
By Country	Malaysia	Non-Malaysia	Total
Revenue	$5,126,250	$-	$5,126,250

Cost of revenue	(3,222,383)	-	(3,222,383)

Gross profit	$1,903,867	$-	$1,903,867

Share of loss from operation of associate	(479)	-	(479)

Selling, general and administrative expenses and other income	(1,462,543)	(401,178)	(1,863,721)

Income from operations	$440,845	$(401,178)	$39,667

Total assets	$4,726,544	$28,270	$4,754,814
Capital expenditure	$109,262	$-	$109,262

	For the Year Ended and As of December 31, 2024
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$1,257,270	$1,801,730	$323,432	$3,382,432

Cost of revenue	(680,714)	(844,455)	(433,463)	(1,958,632)

Gross profit	$576,556	$957,275	$(110,031)	$1,423,800

Share of loss from operation of associate	-	(4,032)	(5,811)	(9,843)

Selling, general and administrative expenses and other income	(475,263)	(631,910)	(349,761)	(1,456,934)

Loss from operations	$101,293	$321,333	$(465,603)	$(42,977)

Total assets	$1,357,920	$1,805,491	$999,429	$4,162,840
Capital expenditure	$45,127	$60,002	$33,214	$138,343

	For the Year Ended and As of December 31, 2024
By Country	Malaysia	Non-Malaysia	Total
Revenue	$3,382,432	$-	$3,382,432

Cost of revenue	(1,958,632)	-	(1,958,632)

Gross profit	$1,423,800	$-	$1,423,800

Share of loss from operation of associate	(9,843)	-	(9,843)

Selling, general and administrative expenses and other income	(1,229,726)	(227,208)	(1,456,934)

Profit/(Loss) from operations	$184,231	$(227,208)	$(42,977)

Total assets	$4,127,080	$35,760	$4,162,840
Capital expenditure	$138,343	$-	$138,343

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025 up through the date the Company presented these audited financial statements.

