Form 10-Q
period 2026-03-31
ASIAFIN HOLDINGS CORP.
filed 2026-05-13
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-56421

ASIAFIN HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	37-1950147
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2026
Common Stock, $0.0001 par value	81,915,838

-i-

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025 (AUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of March 31, 2026	As of December 31, 2025
	Unaudited	Audited

ASSETS
Current assets
Cash and cash equivalents	$1,685,762	1,748,051
Account receivables, net	1,245,284	1,105,953
Prepayment, deposits and other receivables	248,477	260,380
Contract assets	179,371	159,867
Amount due from related parties (including $43,855 and $42,672 of amount due from associate as of March 31, 2026 and December 31, 2025, respectively)	76,177	74,924
Tax assets	106,172	99,094
Total current assets	$3,541,243	3,448,269

Non-current Assets
Right-of-use assets, net	$574,106	583,610
Property, plant and equipment, net	695,787	714,685
Investment in associates	8,196	8,250
Total non-current assets	$1,278,089	1,306,545

TOTAL ASSETS	$4,819,332	4,754,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued liabilities and other payables	$501,977	502,712
Account payables (including $64,721 and $64,580 of account payable to related party as of March 31, 2026 and December 31, 2025, respectively)	155,203	155,051
Contract liabilities	1,009,322	734,475
Income tax payable	50,106	71,269
Amount due to director	70,835	70,687
Finance lease liability – current portion	16,181	15,972
Operating lease liability – current portion	69,584	60,689
Total current liabilities	$1,873,208	1,610,855

Non-current liabilities
Amount due to director – non-current portion	-	18,491
Finance lease liability – non-current portion	24,119	28,169
Operating lease liability – non-current portion	504,522	522,921
Deferred tax liabilities	8,230	8,212
Total non-current liabilities	$536,871	577,793

TOTAL LIABILITIES	$2,410,079	2,188,648

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 81,915,838 and 81,915,838 shares issued and outstanding as of March 31, 2026 and December 31, 2025	8,192	8,192
Additional paid-in capital	10,795,250	10,795,250
Accumulated other comprehensive loss	(50,138)	(58,383)
Accumulated deficit	(8,277,505)	(8,124,933)
Non-controlling interest	(66,546)	(53,960)

TOTAL SHAREHOLDERS’ EQUITY	$2,409,253	2,566,166

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,819,332	4,754,814

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended March 31, 2026	Three months ended March 31, 2025

REVENUE	$1,275,522	$621,179

COST OF REVENUE (including $0 and $46,029 of cost of service revenue to related party for the three months ended March 31, 2026 and 2025, respectively)	(934,756)	(628,092)

GROSS PROFIT/(LOSS)	$340,766	$(6,913)

SHARE OF LOSS FROM OPERATION OF ASSOCIATE	(74)	(1)

OTHER INCOME (including $186 and $0 of interest income from related party for the three months ended March 31, 2026 and 2025, respectively)	3,772	3,282

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $27,738 and $25,122 of selling, general and administrative expenses to related party for the three months ended March 31, 2026 and 2025, respectively)	(509,622)	$(485,831)

LOSS BEFORE INCOME TAX	(165,158)	$(489,463)

INCOME TAX EXPENSES	-	-

NET LOSS	(165,158)	$(489,463)
Net loss attributable to non-controlling interest	12,586	7,034

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS OF ASIAFIN HOLDINGS CORP.	(152,572)	(482,429)

Other comprehensive income:
- Foreign currency translation loss	8,245	14,044

TOTAL COMPREHENSIVE LOSS	(144,327)	$(468,385)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	81,915,838	81,838,994

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK		ADDITIONAL	SHARE SUBSCRIPTIONS		ACCUMULATED OTHER	NON-	TOTAL
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	RECEIVED IN ADVANCE	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	CONTROLLING INTEREST	SHAREHOLDERS’ EQUITY
Balance as of December 31, 2024	81,551,838	$8,155	$10,467,687	$318,600	$(8,039,600)	$(271,870)	$(19,020)	$2,463,952

New issuance of shares on January 20, 2025	364,000	37	327,563	-	-	-	-	327,600
Share subscriptions received in advance	-	-	-	(318,600)	-	-	-	(318,600)
Net loss for the period	-	-	-	-	(482,429)	-	(7,034)	(489,463)
Foreign currency translation	-	-	-	-	-	14,044	-	14,044
Balance as of March 31, 2025	81,915,838	$8,192	$10,795,250	$-	$(8,522,029)	$(257,826)	$(26,054)	$1,997,533

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	CONTROLLING INTEREST	SHAREHOLDERS’ EQUITY
Balance as of December 31, 2025	81,915,838	$8,192	$10,795,250	$(8,124,933)	$(58,383)	$(53,960)	$2,566,166

Net loss for the period	-	-	-	(152,572)	-	(12,586)	(165,158)
Foreign currency translation	-	-	-	-	8,245	-	8,245
Balance as of March 31, 2026	81,915,838	$8,192	$10,795,250	$(8,277,505)	$(50,138)	$(66,546)	$2,409,253

See accompanying notes to unaudited condensed consolidated financial statements

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165,158)	$(489,463)

Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation and amortization	38,068	30,730
Share of loss from operation of associate	74	1
Disposal of asset	-	(11,248)
Provision for credit loss allowance	68,681	105,903

Changes in operating assets and liabilities:
Account payables	(189)	86,234
Account receivables	(209,995)	139,261
Prepayment, deposits and other receivables	21,356	6,587
Contract assets	(19,574)	-
Accrued liabilities and other payables	(10,103)	(43,770)
Contract liabilities	279,500	214,690
Tax assets	(7,012)	(12,515)
Income tax payable	(21,774)	(57,451)
Change in lease liability	(17,057)	(14,107)

Net cash used in operating activities	$(43,183)	$(45,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(114)	(16,258)
Disposal of property, plant and equipment	-	11,248

Net cash used in investing activities	$(114)	$(5,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	-	9,000
Advance to director	(18,934)	(14,623)
Repayment of finance lease liabilities	(4,022)	-
Advances to related companies	(911)	(1,403)

Net cash used in financing activities	$(23,867)	$(7,026)

Effect of exchange rate changes on cash and cash equivalents	$4,875	$5,915

Net decrease in cash and cash equivalents	$(62,289)	$(51,269)
Cash and cash equivalents, beginning of period	1,748,051	1,309,929

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,685,762	$1,258,660

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$28,786	$23,675
Cash paid for interest paid	$327	$541

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$72,777	$73,871

Initial recognition of the balance payment of finance lease right-of-use asset by finance lease liabilities	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Our deposits in Malaysian banks are secured by Perbadanan Insurans Deposit Malaysia, compensating up to a limit of Malaysia Ringgit MYR250,000 per deposit per member bank, which is equivalent to $61,771, if any of our banks fail.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosure. The Company has elected practical expedient under ASU 2025-05 for the quarter ended March 31, 2026 which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. Accordingly, the Company’s estimate of the allowance for expected credit losses on current accounts receivable is determined by applying an adjusted loss rate to the amortized cost of receivables within each respective aging category, based on historical data over a 25-month period.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the three months ended March 31,
	2026	2025
Period-end MYR : US$1 exchange rate	4.05	4.44
Period-average MYR : US$1 exchange rate	3.96	4.45
Period-end HK$ : US$1 exchange rate	7.84	7.78
Period-average HK$ : US$1 exchange rate	7.81	7.78
Period-end THB : US$1 exchange rate	32.69	33.95
Period-average THB : US$1 exchange rate	31.59	33.93

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

Lease

The Company leases offices for fixed periods with pre-emptive extension options. The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

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

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the three months ended March 31, 2026, the Company has three reportable segments based on business unit, Payment Processing (Fintech), Regulatory Technology (RegTech) and Robotic Process Automation (RPA) businesses and two reportable segments based on country, Malaysia and Non-Malaysia. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

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

Disaggregation of revenue

The table below shows the revenue disaggregation by type of services for the three months ended March 31, 2026 and 2025:

Revenue disaggregation by type of services	For the three months ended March 31, 2026 (Unaudited)	For the three months ended March 31, 2025 (Unaudited)
Payment Processing (Fintech)	$575,630	$157,413
Regulatory Technology (RegTech)	570,405	402,601
Robotic Process Automation (RPA)	129,487	61,165
Total revenue	$1,275,522	$621,179

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

As of March 31, 2026 and December 31, 2025, the Company’s contract assets and contract liabilities are classified as current assets and current liabilities, respectively, as presented below:

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Current assets
Contract assets	$179,371	$159,867

Current liabilities
Contract liabilities	$1,009,322	$734,475

Changes in contract assets during the three months ended March 31, 2026 are as follows:

For the three months ended March 31, 2026 (Unaudited)
Contract assets, January 1, 2026	$159,867
New contract assets	181,373
Revenue recognized and billed	(161,799)
Exchange difference	(70)
Contract assets, March 31, 2026	$179,371

Changes in contract liabilities during the three months ended March 31, 2026 are as follows:

For the three months ended March 31, 2026 (Unaudited)
Contract liabilities, January 1, 2026	$734,475
New contract liabilities	755,292
Performance obligations satisfied	(476,102)
Exchange difference	(4,343)
Contract liabilities, March 31, 2026	$1,009,322

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,009,322. The Company expects to recognize revenue on $898,599 of its remaining performance obligations within the next 12 months following March 31, 2026, and $110,723 within the next 24 months following March 31, 2026.

4. ACCOUNT RECEIVABLES, NET

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Account receivables, gross	$1,360,985	$1,152,951
Allowance for expected credit loss	(115,701)	(46,998)
Account receivables, net	$1,245,284	$1,105,953

5. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Prepaid expenses	$62,203	$63,080
Other receivables	17,327	30,561
Other deposits	168,947	166,739
Total	$248,477	$260,380

Prepaid expenses include website domain, third party software maintenance and subscription, OTC Markets fee, employee and motor vehicle insurance.

Other receivables include receivables from service tax and management of car park for director and employees.

Other deposits primarily include deposit of the tenancy agreement and deposit made for security deposit for renovation and car park deposit.

6. PROPERTY, PLANT AND EQUIPMENT, NET

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Computer systems	$358,561	$357,783
Furniture and fittings	101,630	101,410
Electrical fittings	10,573	10,550
Handphone	74,318	74,157
Office equipment	112,557	112,201
Renovation	205,799	205,353
Motor vehicle	218,023	217,550
Property	457,106	456,114
Total property, plant and equipment	$1,538,567	$1,535,118
Less: Accumulated depreciation	(842,780)	(820,433)
Total property, plant and equipment, net	$695,787	$714,685

	For three months ended March 31, 2026 (Unaudited)	For the three months ended March 31, 2025 (Unaudited)
Investment in computer systems	$-	$8,841
Investment in furniture and fittings	-	5,622
Investment in motor vehicle	-	-
Investment in handphone	-	-
Investment in office equipment	114	1,795
Investment in renovation	-	-
Total investment in property, plant and equipment	$114	$16,258

Depreciation for the period	$21,011	$16,623

7. ACCRUED LIABILITIES AND OTHER PAYABLES

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Accrued expenses	$500,560	$501,160
Other payable	1,417	1,552
Total	$501,977	$502,712

Accrued expenses consist of outstanding audit fee, employee claims and salary, service tax and miscellaneous expenses.

Other payable includes primarily payable to third parties.

8. AMOUNT DUE TO DIRECTOR

As of March 31, 2026 and December 31, 2025, the Company had an outstanding amount due to director amounted $70,835 and $89,178 respectively, mainly consist of a loan from Mr. Kai Cheong Wong for the acquisition of property. On March 1, 2022, the Company, through its subsidiary, entered into a loan agreement with its director, Mr. Kai Cheong Wong, to finance the acquisition of a property in the amount of approximately $356,769. The loan has a tenure of 60 months and bears interest at a fixed flat rate of 1.00% per annum for the first year, 1.50% per annum for the second year, and 4.00% per annum for the remaining term. The first installment commenced on April 1, 2022, with monthly installments of approximately $5,946. For the quarter ended March 31, 2026 and 2025, the Company repaid interest totaling $327 and $541, respectively, to the director.

Aforementioned amount is unsecured, interest bearing and payable on demand or with tenure of 60 months.

9. RELATED PARTY BALANCES AND TRANSACTIONS

In September 2025, the Company, through its subsidiary, entered into a loan agreement with a related party for working capital purposes, with a loan amount of approximately $47,634, bearing interest at 1.50% per annum. Aforementioned amount is unsecured, interest bearing and payable on demand.

1) Nature of relationships with related parties

The table below sets forth the major related parties and their relationships with the Company, with which the Company entered into transactions for the quarters ended March 31, 2026 and 2025 or recorded balances as of March 31, 2026 and December 31, 2025, respectively.

Name of Related Party	Relationship to the Company
Kai Cheong Wong	Chief Executive Officer of the Company
Murni StarFIN Sdn Bhd	Associate of the Company
KSP AsiaFIN Co., Ltd.	Associate of the Company
Tan Siew Meng	Spouse of the Company’s Chief Executive Officer
Insite MY International Inc.	Entity with the Company’s Chief Executive Officer as major shareholder
AsiaFIN Talent Sdn Bhd	Shareholder of the Company

2) Balances with related parties

	As of March 31, 2026	As of December 31, 2025
Trade
Amount due to Insite MY International, Inc.	$64,721	$64,580

Non-trade
Amount due to Murni StarFIN Sdn Bhd	$(5,867)	$(6,760)
Amount due from KSP AsiaFIN Co., Ltd.	49,722	49,432
Amount due from Insite MY International Inc.	32,320	32,250
Amount due from AsiaFIN Talent Sdn Bhd	2	2
Amount due from related parties	$76,177	$74,924

3) Transactions with related parties

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Purchases from Insite MY International, Inc.	$-		$46,029
Rental payment to Kai Cheong Wong	$12,173		$10,848
Rental payment to Tan Siew Meng	$14,638		$13,604
Expenses charged by Murni StarFIN Sdn Bhd	$927		$3
Interest income from KSP AsiaFIN Co., Ltd.	$(186)	$	(-)
Expenses charged by Insite MY International Inc.	$-		$667

10. FINANCE LEASE LIABILITY

On August 28, 2025, the Company, through its subsidiary, acquired a motor vehicle amounted $58,107 financed by $47,551 hire purchase loan for 36 months at a fixed flat rate of 4.16% per annum with first installment commencing September 1, 2025 and monthly installment amounted approximately $1,369.

For the three months ended March 31, 2026, the Company repaid $4,022 in hire purchase loan with an outstanding amount of $40,300 as of March 31, 2026.

Maturities of the loan for the remaining years are as follows:

Year ending December 31,
2026	$12,071
2027	16,705
2028	11,524
Total	$40,300

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

During the quarter ended March 31, 2026, the Company entered into two new lease agreements primarily related to office facilities. As a result, the Company recognized operating lease right-of-use assets of $72,777 and corresponding lease liabilities of $72,777. These leases have a weighted-average remaining lease term of approximately 7.75 years. The weighted-average discount rate used to measure these lease liabilities was 6.54%.

During the quarter ended March 31, 2026, the Company reassessed its lease term assumptions for certain leased office facilities and determined that it is no longer reasonably certain to exercise certain renewal options. This reassessment was primarily driven by changes in the terms of the underlying lease agreements. As a result, the Company remeasured the related lease liabilities, resulting in a decrease of $66,856, with a corresponding reduction to the associated right-of-use assets.

The following table presents a summary of changes in the Company’s operating lease liabilities for the quarter ended March 31, 2026:

Right-Of-Use Assets
Balance as of December 31, 2025	$583,610
New right-of-use assets recognized	72,777
Amortization for the three months ended March 31, 2026	(17,057)
Adjustment for non-exercising option	(66,856)
Adjustment for foreign currency translation difference	1,632
Balance as of March 31, 2026	$574,106

Operating Lease Liability
Balance as of December 31, 2025	$583,610
New lease liability recognized	72,777
Imputed interest for the three months ended March 31, 2026	9,754
Gross repayment for the three months ended March 31, 2026	(26,811)
Adjustment for non-exercising option	(66,856)
Adjustment for foreign currency translation difference	$1,632
Balance as of March 31, 2026	$574,106

Operating lease liability current portion	$69,584
Operating lease liability non-current portion	$504,522

Other information:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$26,811	$24,452
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)	7.75	8.78
Weighted average discount rate for operating lease	6.54%	6.40%

12. CONCENTRATION OF RISK

(a)	Major Customers

For the three months ended March 31, 2026, the Company generated total revenue of $1,275,522, of which one customer accounted for more than 10% of the Company’s total revenue. For the three months ended March 31, 2025, the Company generated total revenue of $621,179, of which three customers accounted for more than 10% of the Company’s total revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the three months ended March 31
	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer A	$-	$105,779	-%	17%	$99,051	$21,033
Customer B	-	74,481	-%	12%	41,042	33,640
Customer C	-	66,024	-%	11%	10,274	54,990
Customer D	303,664	-	24%	-%	202,661	-
Others	971,858	374,895	76%	60%	1,007,957	914,333
Total	$1,275,522	$621,179	100%	100%	$1,360,985	$1,023,996

(b)	Major Suppliers

For the three months ended March 31, 2026, the Company incurred cost of revenue of $934,756, of which no supplier accounted for more than 10% of the Company’s cost of revenue. For the three months ended March 31, 2025, the Company incurred cost of revenue of $628,092, of which no supplier accounted for more than 10% of the Company’s cost of revenue.

13. INCOME TAXES

The loss before income taxes of the Company for the three months ended March 31, 2026 and 2025 were comprised of the following:

	For the three months ended March 31,
	2026	2025
Tax jurisdictions from:
- Local	$(99,449)	$(112,735)
- Foreign, representing:
Hong Kong	(227)	(4,121)
British Virgin Islands (non-taxable jurisdiction)	-	(1,050)
Labuan, Malaysia (non-taxable jurisdiction)	(1,097)	576
Malaysia	(64,385)	(372,133)
Loss before income taxes	$(165,158)	$(489,463)

Provision for income taxes consisted of the following:

	For the three months ended March 31
	2026	2025
Current:
- Local	$-	$-
- Foreign	$-	$-

Deferred tax assets:
- Local	$-	$-
- Foreign	$-	$326

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$8,230	$5,029

Income tax payable:
- Local	$-	$-
- Foreign	$50,106	$3,357

Tax assets:
- Local	$-	$-
- Foreign	$106,172	$295,036

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the three months ended March 31,
	2026		2025
	Amount	Percentage	Amount	Percentage
Computed expected expenses and federal income tax rate	$(34,683)	(21.00)%	$(102,787)	(21.00)%
Effect of foreign tax rate difference	(1,673)	(1.01)%	(10,539)	(2.15)%
Changes in valuation allowances	80,322	48.63%	113,326	23.15%
Others	(43,966)	(26.62)%	-	-%
Total income tax expense and effective tax rate	$-	-%	$-	-%

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2026 and 2025:

	As of March 31, 2026	As of March 31, 2025
Deferred tax assets:

Net operating losses carry forwards
- United States of America	$297,832	$219,697
- Hong Kong	14,403	10,799
- British Virgin Islands	-	-
- Labuan, Malaysia	-	-
- Malaysia	97,751	181,678
Total deferred tax assets	$409,986	$412,174
Less: valuation allowance	(409,986)	(412,174)
Deferred tax assets, net of valuation allowance	$-	$-

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

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law with a tax rate of 21%. The Tax Cuts and Jobs Act enacted in 2017 has changed the treatment of net operating losses (NOL’s). Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL created between December 31, 2017 and December 31, 2020 could be carried back up to five years and carried forward indefinitely until used. The NOL created after December 31, 2020 could be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017. As of March 31, 2026, the operations in the United States of America incurred $1,418,247 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL would be carried forward indefinitely, if unutilized. The Company has provided for a full valuation allowance of approximately $297,832 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future. There is no tax charge due to the losses incurred for the periods. For the three months ended March 31, 2026, there was no operating income under the applicable U.S. tax regime.

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

As of March 31, 2026, the Company’s operations in Malaysia incurred cumulative net operating losses of $131,741. This income has been recognized in accordance with applicable tax regulations. The Company has recorded a full valuation allowance of $97,751 against its deferred tax assets, as management believes it is more likely than not that such assets will not be realized.

As of March 31, 2026, the Company’s management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. As the Company incurred a net loss for the year, and in light of ongoing economic uncertainties, management has determined that it is appropriate to maintain a full valuation allowance against its deferred tax assets. The Company will continue to evaluate its valuation allowance policy and will consider adjustments only upon demonstrating sustained profitability over consecutive reporting periods. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets of $409,986 and $386,147 as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026, the valuation allowance increased by $23,839, primarily due to additional operating losses incurred by the Company during the period. For the three months ended March 31, 2026 and 2025, the Company recorded cash paid for income taxes of $28,786 and $23,675, respectively.

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

As of March 31, 2026, the Company has an issued and outstanding share of common stock of 81,915,838 with an authorized share of common stock of 600,000,000 with a par value of $0.0001. In addition, the Company has an authorized share of preference stock of 200,000,000 with a par value of $0.0001, however no share of preference stock was issued and outstanding as of March 31, 2026.

15. DIVIDEND

No dividend was declared for the three months ended March 31, 2026.

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

	For the Three Months Ended and As of March 31, 2026
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$575,630	$570,405	$129,487	$1,275,522

Cost of revenue	(319,372)	(439,109)	(176,275)	(934,756)

Gross profit	$256,258	$131,296	$(46,788)	$340,766

Share of loss from operation of associate	-	(74)	-	(74)

Selling, general and administrative expenses and other income	(144,751)	(236,582)	(124,517)	(505,850)

Income/(loss) from operations	$111,507	$(105,360)	$(171,305)	$(165,158)

Total assets	$1,379,070	$2,253,965	$1,186,297	$4,819,332
Capital expenditure	$33	$53	$28	$114

	For the Three Months Ended and As of March 31, 2026
By Country	Malaysia	Non-Malaysia	Total
Revenue	$1,275,522	$-	$1,275,522

Cost of revenue	(934,756)	-	(934,756)

Gross profit	$340,766	$-	$340,766

Share of loss from operation of associate	(74)	-	(74)

Selling, general and administrative expenses and other income	(406,400)	(99,450)	(505,850)

Loss from operations	$(65,708)	$(99,450)	$(165,158)

Total assets	$4,794,768	$24,564	$4,819,332
Capital expenditure	$114	$-	$114

	For the Three Months Ended and As of March 31, 2025
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$157,413	$402,601	$61,165	$621,179

Cost of revenue	(196,674)	(290,298)	(141,120)	(628,092)

Gross loss	$(39,261)	$112,303	$(79,955)	$(6,913)

Share of loss from operation of associate	-	(1)	-	(1)

Selling, general and administrative expenses and other income	(124,038)	(238,721)	(119,790)	(482,549)

Loss from operations	$(163,299)	$(126,419)	$(199,745)	$(489,463)

Total assets	$1,004,608	$1,933,441	$970,202	$3,908,251
Capital expenditure	$4,179	$8,043	$4,036	$16,258

	For the Three Months Ended and As of March 31, 2025
By Country	Malaysia	Non-Malaysia	Total
Revenue	$621,179	$-	$621,179

Cost of revenue	(628,092)	-	(628,092)

Gross loss	$(6,913)	$-	$(6,913)

Share of loss from operation of associate	(1)	-	(1)

Selling, general and administrative expenses and other income	(364,643)	(117,906)	(482,549)

Loss from operations	$(371,557)	$(117,906)	$(489,463)

Total assets	$3,876,424	$31,827	$3,908,251
Capital expenditure	$16,258	$-	$16,258

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026 up through the date the Company presented these unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarterly report on Form 10-Q is intended to update the information contained in our Form 10-K dated April 1, 2026, for the year ended December 31, 2025 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on November 28, 2025, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

AsiaFIN Holdings Corp., a company incorporated under the law of the State of Nevada, is a holding company operating through its wholly owned subsidiaries by offering a range of system solutions in payment processing (Fintech), Regulatory Technology (RegTech), and robotic process automation (RPA) to financial institutions, regulatory agencies, professional service providers and private enterprises from various industries, with existing clients in the Asia region and Saudi Arabia. Our subsidiary, SFHL, has over 90 bank customers for payment processing and RegTech, and our RPA solution system has more than 100 customers in Asia and Saudi Arabia. We maintain a corporate website at asiafingroup.com. The information on our website is not part of this report and shall not be deemed to be incorporated by reference into this report. Shares of our common stock are quoted on the OTCQB® Venture Market under the symbol “ASFH”.

Payment Processing (Fintech)

We have our own web-based payment processing system for check clearing used in central banks, financial institutions and payment system providers. This image-based check truncation system (CTS) is similar to the one used in the United States of America, under the CHECK21 standards. Our CTS systems are sold in Malaysia, Singapore, Indonesia, Philippines, Myanmar, Thailand, Pakistan, Bangladesh and in Saudi Arabia. INCHEQS (trademark pending) is our flagship Fintech product, through which we automate the clearing of checks, a payment instrument, for banks and central banks that either issue or collect checks, or both. INCHEQS is a check image-based solution where we deploy AI to identify the check amount, payee name, date, Magnetic Ink Character Recognition (MICR) code and signature to automate the approval and subsequent payment of checks to the customer. INCHEQS can be deployed at banks and clearing houses. The solution utilizes a web-based architecture and is sold either as a perpetual license with an annual maintenance contract or on an annual subscription basis.

INGateway is a payment gateway solution that is designed to support and be compatible with the ISO20022 messaging standards for central banks and financial institutions. INGateway is capable of supporting the Straight Through Processing (STP) of all types of payment transactions (including SWIFT, Real-Time Gross Settlement (RTGS), GIRO (NACHA standards) and Fast and Secure Transfers (FAST) payment) and is extendable to interface with various types of payment gateways. Our STP payment gateway solutions are sold in Malaysia, Myanmar and Indonesia.

Regulatory Technology (RegTech)

INReport is a RegTech system which conforms to XBRL reporting standards and other compliance reporting required by regulatory agencies such as central banks, securities commissions, tax authorities and company registries. Our INReport reporting platform covers financial statistic reporting, credit risk exposure and analysis, risk management reports, Foreign Account Tax Compliance Act (FATCA) and EU Common Reporting Standard (CRS) reporting, external sector reporting, Goods and Services Tax (GST) reporting for reporting entities and lately e-Invoicing reporting for large corporations. We have more than 54 financial institutions and 61 large corporations using this RegTech platform.

Additionally, we have developed TellUS Report, a RegTech Software as a Service (SaaS) solution for public listed companies and financial institutions for Environmental, Social and Governance (ESG) compliant reporting and consultancy. ESG guidelines have already been issued by Bank Negara Malaysia, the central bank of Malaysia and Bursa Malaysia Stock Exchange for their members to reduce their carbon footprint. Our subsidiary, TellUS Report Sdn Bhd, was created to focus on this new line of business in both the consultancy and reporting. The current reporting standard that TellUS Report supports is the GRI Standards.

Robotic Process Automation (RPA)

OrangeFIN is AI-based RPA suite of products for financial institutions, large corporations and small medium enterprises. The OrangeWorkforce family of products, which consists of OrangeFIN Bots, OrangeFIN AI and OrangeFIN Vision, utilizes software robots for the automation of mundane, labor intensive, manual computer operations. Robots are utilized for the processes where they help to reduce operational costs and also costs arising from human error. Our system automates the capturing of customer information from identity cards, passports and other identification documents. Our solution will automatically extract data from customers’ identity card, passport, and other identity documents and will immediately complete the forms, eliminating the friction and errors caused by manual input, through Intelligent Character Recognition technology and other AI-based technologies. Information extracted from an official identification document will then be checked against existing financial institutions’ databases for regulatory screening in internal blacklist check, anti-money laundering, credit scoring check, FATCA, CRS and ESG reporting, etc. Our AI-based RPA has helped companies in Malaysia, Philippines, Indonesia and Pakistan. Also, we have a joint venture company KSP AsiaFIN Co., Ltd. that has fully translated our AI-based RPA to the Thai language.

Results of operations

Three months ended March 31, 2026 and 2025

	For the Three Months Ended March 31,				Increase (decrease) in
	2026		2025		2026 compared to 2025
	(In U.S. dollars, except for percentages)
Revenue	$1,275,522	100%	$621,179	100.0%	$654,343	105.3%
Cost of revenue	(934,756)	(73.3)%	(628,092)	(101.1)%	306,664	48.8%
Gross profit/(loss)	$340,766	26.7%	$(6,913)	(1.1)%	$347,679	5,029.4%
Share of loss from operation of associate	(74)	(0.0)%	(1)	(0.0)%	73	7,300.0%
Selling, general and administrative expenses	(509,622)	(40.0)%	(485,831)	(78.2)%	23,791	4.9%
Other income	3,772	0.3%	3,282	0.5%	490	14.9%
Loss from operations	$(165,158)	(12.9)%	$(489,463)	(78.8)%	$(324,305)	(66.3)%
Income tax expense	-	-%	-	-%	-	-%
Net loss	$(165,158)	(12.9)%	$(489,463)	(78.8)%	$(324,305)	(66.3)%
Net income attributable to non-controlling interest	12,586	1.0%	7,034	1.1%	5,552	78.9%
Net loss attributed to common shareholders of AsiaFIN Holdings Corp.	$(152,572)	(12.0)%	$(482,429)	(77.7)%	$(329,857)	(68.4)%

Revenues

For the three months ended March 31, 2026, the Company generated revenue in the amount of $1,275,522. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the three months ended March 31, 2025, the Company generated revenue in the amount of $621,179. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

Selling, General and Administrative Expenses

For the three months ended March 31, 2026, the Company had selling, general and administrative expenses in the amount of $509,622. These were primarily comprised of salary expenses, credit loss allowance, consultancy fee, legal services fee, lease expenses and other professional fee.

For the three months ended March 31, 2025, the Company had selling, general and administrative expenses in the amount of $485,831. These were primarily comprised of salary expenses, credit loss allowance, consultancy fee, advertisement fee, transportation charges and travelling expenses.

The increase in general and administrative expenses was primarily attributable to higher salary expenses, as the Company recruited additional employees to support its business expansion, and increased legal and other professional fees.

Net Loss

For the three months ended March 31, 2026, the Company has incurred a net loss of $152,572.

For the three months ended March 31, 2025, the Company has incurred a net loss of $482,429.

Liquidity and Capital Resources

Three months ended March 31, 2026 and 2025

Cash Provided by/ Used in Operating Activities

For the three months ended March 31, 2026, the Company has used $43,183 in operating activity, of which primarily consist of net loss, decrease in account payables, increase in account receivables, increase in contract assets, decrease in accrued liabilities and other payables, increase in tax assets, decrease in income tax payable and reduction in lease liability contra by share of loss from operation of associate, depreciation and amortization, provision for credit loss allowance, decrease in prepayment, deposits and other receivables and increase in contract liabilities.

For the three months ended March 31, 2025, the Company has used $45,148 in operating activity, of which primarily consist of net loss, disposal of asset, decrease in accrued liabilities and other payables, increase in tax assets, decrease in income tax payable and reduction in lease liability contra by share of loss from operation of associate, depreciation and amortization, provision for credit loss allowance, increase in account payables, decrease in account receivables, decrease in prepayment, deposits and other receivables and increase in contract liabilities.

Cash Used in Investing Activities

For the three months ended March 31, 2026, the Company has invested $114 in investing activities, for the acquisition of office equipment.

For the three months ended March 31, 2025, the Company has invested $5,010 in investing activities, for the acquisition of computer systems, furniture and fittings, and investment in associate.

Cash Used in Financing Activities

For the three months ended March 31, 2026, the Company has used $23,867 in financing activity, primarily consist of advances to director.

For the three months ended March 31, 2025, the Company has used $7,026 in financing activity, primarily consist of proceeds from share issuance and advances to director.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders as of March 31, 2026.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future cash payments under fixed contractual obligations.

The following table summarizes our contractual obligations as of March 31, 2026:

	Total	Due within 1 year
Operating lease obligations[1]	$574,106	$69,584
Loan obligation[2]	74,125	74,125
Hire purchase obligation[3]	40,300	16,181
Total contractual obligations	$688,531	$159,890

[1]	Amount includes operating lease right-of-use obligations. We have one office space leasing agreement with our Chief Executive Officer and director, Mr. Kai Cheong Wong, and three office space leasing agreements with third party.
[2]	Represents the loan agreement with our Chief Executive Officer and director, Mr. Kai Cheong Wong, for the acquisition of property.
[3]	Represents the hire purchase agreement for the acquisition of motor vehicle.

There were no outstanding obligations that were considered material as of March 31, 2026.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition and credit losses have the greatest potential impact on our Consolidated Financial Statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, and consequently, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosure. The Company has elected practical expedient under ASU 2025-05 for the quarter ended March 31, 2026 which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. Accordingly, the Company’s estimate of expected credit losses for current accounts receivables is based on the delinquency status of those uncollected balances as of March 31, 2026. The Company calculates the expected credit loss rate by applying the rate of change between the balances from the previous quarter and the uncollected balances in the current quarter on the historical loss rate.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) inadequate written policies and procedures for accounting and financial reporting in accordance with the requirements and application of U.S. GAAP and SEC guidelines; (ii) inadequate segregation of duties and effective risk assessment; and (iii) lack of internal audit function due to the fact that the Company lacks qualified personnel to perform the internal audit functions effectively and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of March 31, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the period covered by this Report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not subject to nor engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition. Further, there are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to our Company.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

AsiaFIN Holdings Corp.
(Name of Registrant)

Date: May 12, 2026	By:	/s/ Kai Cheong Wong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Ghi Geok Khoo
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)