Form 10-Q
period 2026-06-30
ASIAFIN HOLDINGS CORP.
filed 2026-08-11
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2026
Common Stock, $0.0001 par value	81,915,838

-i-

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025 (AUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of June 30, 2026	As of December 31, 2025
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	$880,457	$1,748,051
Short-term investment	703,822	-
Account receivables, net (including $158,120 and $78,885 of account receivable from related parties as of June 30, 2026 and December 31, 2025, respectively)	1,380,334	1,105,953
Prepayment, deposits and other receivables	249,330	260,380
Contract assets	282,584	159,867
Amount due from related parties (including $49,927 and $42,672 of amount due from associate as of June 30, 2026 and December 31, 2025, respectively)	81,973	74,924
Tax assets	116,528	99,094
Total current assets	$3,695,028	$3,448,269

Non-current Assets
Right-of-use assets, net	$552,385	$583,610
Property, plant and equipment, net	695,930	714,685
Investment in associates	8,108	8,250
Total non-current assets	$1,256,423	$1,306,545

TOTAL ASSETS	$4,951,451	$4,754,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued liabilities and other payables	$404,209	$502,712
Account payables (including $64,169 and $64,580 of account payable to related party as of June 30, 2026 and December 31, 2025, respectively)	152,992	155,051
Contract liabilities	912,305	734,475
Income tax payable	34,090	71,269
Amount due to director	51,878	70,687
Finance lease liability – current portion	16,217	15,972
Operating lease liability – current portion	70,131	60,689
Total current liabilities	$1,641,822	$1,610,855

Non-current liabilities
Amount due to director – non-current portion	$-	$18,491
Finance lease liability – non-current portion	19,794	28,169
Operating lease liability – non-current portion	482,254	522,921
Deferred tax liabilities	8,160	8,212
Total non-current liabilities	$510,208	$577,793

TOTAL LIABILITIES	$2,152,030	$2,188,648

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 81,915,838 and 81,915,838 shares issued and outstanding as of June 30, 2026 and December 31, 2025	8,192	8,192
Additional paid-in capital	10,795,250	10,795,250
Accumulated other comprehensive loss	(81,007)	(58,383)
Accumulated deficit	(7,846,726)	(8,124,933)
Non-controlling interest	(76,288)	(53,960)

TOTAL SHAREHOLDERS’ EQUITY	$2,799,421	$2,566,166

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,951,451	$4,754,814

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
REVENUE	$1,516,382	$1,007,296	$2,791,904	$1,628,475

COST OF REVENUE (including $0 and $4,169 of cost of service revenue to related party for the three months ended June 30, 2026 and 2025, respectively; including $0 and $50,198 of cost of service revenue to related party for the six months ended June 30, 2026 and 2025, respectively)	(756,170)	(695,376)	(1,690,926)	(1,323,468)

GROSS PROFIT	$760,212	$311,920	$1,100,978	$305,007

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $26,574 and $27,279 of selling, general and administrative expenses to related party for the three months ended June 30, 2026 and 2025, respectively; including $54,312 and $52,401 of selling, general and administrative expenses to related party for the six months ended June 30, 2026 and 2025, respectively)	(340,536)	(523,056)	(850,158)	(1,008,886)

INCOME/(LOSS) FROM OPERATIONS	$419,676	$(211,136)	$250,820	$(703,879)

OTHER INCOME (including $187 and $0 of interest income from related party for the three months ended June 30, 2026 and 2025, respectively; including $373 and $0 of interest income from related party for the six months ended June 30, 2026 and 2025, respectively)	2,049	3,531	6,609	7,354

FINANCE COST (including $257 and $500 of interest income from related party for the three months ended June 30, 2026 and 2025, respectively; including $584 and $1,041 of interest income from related party for the six months ended June 30, 2026 and 2025, respectively)	(670)	(500)	(1,458)	(1,041)

SHARE OF LOSS FROM OPERATION OF ASSOCIATE	(18)	(115)	(92)	(117)

INCOME/(LOSS) BEFORE INCOME TAX	$421,037	$(208,220)	$255,879	$(697,683)

INCOME TAX PROVISION	-	-	-	-

NET INCOME/(LOSS)	$421,037	$(208,220)	$255,879	$(697,683)
Net loss attributable to non-controlling interest	9,742	10,419	22,328	17,453

NET INCOME/(LOSS) ATTRIBUTED TO COMMON SHAREHOLDERS OF ASIAFIN HOLDINGS CORP.	$430,779	$(197,801)	$278,207	$(680,230)

Other comprehensive income:
- Foreign currency translation (loss)/income	(30,869)	88,346	(22,624)	102,392

TOTAL COMPREHENSIVE INCOME/(LOSS)	$399,910	$(109,455)	$255,583	$(577,838)

NET INCOME/(LOSS) PER SHARE, BASIC AND DILUTED	$0.0053	$(0.0024)	$0.0034	$(0.0083)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	81,915,838	81,915,838	81,915,838	81,875,838

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK		ADDITIONAL	SHARE SUBSCRIPTIONS		ACCUMULATED OTHER	NON-	TOTAL
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	RECEIVED IN ADVANCE	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	CONTROLLING INTEREST	SHAREHOLDERS’ EQUITY
Balance as of December 31, 2024	81,551,838	$8,155	$10,467,687	$318,600	$(8,039,600)	$(271,870)	$(19,020)	$2,463,952

New issuance of shares on January 20, 2025	364,000	37	327,563	-	-	-	-	327,600
Share subscriptions received in advance	-	-	-	(318,600)	-	-	-	(318,600)
Net loss for the period	-	-	-	-	(482,429)	-	(7,034)	(489,463)
Foreign currency translation	-	-	-	-	-	14,044	-	14,044
Balance as of March 31, 2025	81,915,838	$8,192	$10,795,250	$-	$(8,522,029)	$(257,826)	$(26,054)	$1,997,533
Net loss for the period	-	-	-	-	(197,801)	-	(10,419)	(208,220)
Foreign currency translation	-	-	-	-	-	88,346	-	88,346
Balance as of June 30, 2025	81,915,838	$8,192	10,795,250	-	(8,719,830)	(169,480)	(36,473)	1,877,659

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	CONTROLLING INTEREST	SHAREHOLDERS’ EQUITY
Balance as of December 31, 2025	81,915,838	$8,192	$10,795,250	$(8,124,933)	$(58,383)	$(53,960)	$2,566,166

Net loss for the period	-	-	-	(152,572)	-	(12,586)	(165,158)
Foreign currency translation	-	-	-	-	8,245	-	8,245
Balance as of March 31, 2026	81,915,838	$8,192	$10,795,250	$(8,277,505)	$(50,138)	$(66,546)	$2,409,253
Net income/(loss) for the period	-	-	-	430,779	-	(9,742)	421,037
Foreign currency translation	-	-	-	-	(30,869)	-	(30,869)
Balance as of June 30, 2026	81,915,838	$8,192	$10,795,250	$(7,846,726)	$(81,007)	$(76,288)	$2,799,421

See accompanying notes to unaudited condensed consolidated financial statements

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$255,879	$(697,683)

Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation and amortization	73,667	63,070
Share of loss from operation of associate	92	117
Disposal of asset	-	(11,429)
Provision for credit loss allowance	81,996	194,500

Changes in operating assets and liabilities:
Account payables	(1,099)	75,637
Account receivables	(373,117)	219,414
Prepayment, deposits and other receivables	18,721	15,053
Contract assets	(126,953)	-
Accrued liabilities and other payables	(106,258)	(109,427)
Contract liabilities	187,256	103,668
Tax assets	(18,536)	(22,859)
Income tax payable	(37,703)	(58,373)
Change in lease liability	(34,246)	(28,393)

Net cash used in operating activities	$(80,301)	$(256,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(24,849)	(36,270)
Investment in time deposit	(722,131)	-
Disposal of property, plant and equipment	-	11,429

Net cash used in investing activities	$(746,980)	$(24,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	-	9,000
Advance to director	(37,703)	(32,001)
Repayment of finance lease liabilities	(8,053)	-
Advances to related companies	(7,520)	(11,733)

Net cash used in financing activities	$(53,276)	$(34,734)

Effect of exchange rate changes on cash and cash equivalents	$12,963	$37,772

Net decrease in cash and cash equivalents	$(867,594)	$(278,508)
Cash and cash equivalents, beginning of period	1,748,051	1,309,929

CASH AND CASH EQUIVALENTS, END OF PERIOD	$880,457	$1,031,421

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$56,239	$24,055
Cash paid for interest paid	$584	$1,041

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$72,157	$77,875

Initial recognition of the balance payment of finance lease right-of-use asset by finance lease liabilities	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Our deposits in Malaysian banks are secured by Perbadanan Insurans Deposit Malaysia, compensating up to a limit of Malaysia Ringgit MYR250,000 per deposit per member bank, which is equivalent to $61,244, if any of our banks fail.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosure. The Company has elected practical expedient under ASU 2025-05 for the quarter ended June 30, 2026 which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. Accordingly, the Company’s estimate of the allowance for expected credit losses on current accounts receivable is determined by applying an adjusted loss rate to the amortized cost of receivables within each respective aging category, based on historical data over a 25-month period.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the six months ended June 30,
	2026	2025
Period-end MYR : US$1 exchange rate	4.08	4.21
Period-average MYR : US$1 exchange rate	3.98	4.37
Period-end HK$ : US$1 exchange rate	7.75	7.75
Period-average HK$ : US$1 exchange rate	7.75	7.75
Period-end THB : US$1 exchange rate	33.24	32.47
Period-average THB : US$1 exchange rate	32.08	33.52

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

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the six months ended June 30, 2026, the Company has three reportable segments based on business unit, Payment Processing (Fintech), Regulatory Technology (RegTech) and Robotic Process Automation (RPA) businesses and two reportable segments based on country, Malaysia and Non-Malaysia. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

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

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements”. This ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods beginning after December 15, 2027. Early adoption is permitted.

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements”. This ASU represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted.

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

Disaggregation of revenue

The table below shows the revenue disaggregation by type of services for the three and six months ended June 30, 2026 and 2025:

Revenue disaggregation by type of services	For the three months ended June 30, 2026 (Unaudited)	For the three months ended June 30, 2025 (Unaudited)	For the six months ended June 30, 2026 (Unaudited)	For the six months ended June 30, 2025 (Unaudited)
Payment Processing (Fintech)	$705,043	$422,219	$1,280,673	$579,632
Regulatory Technology (RegTech)	612,637	356,079	1,183,042	758,680
Robotic Process Automation (RPA)	198,702	228,998	328,189	290,163
Total revenue	$1,516,382	$1,007,296	$2,791,904	$1,628,475

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

As of June 30, 2026 and December 31, 2025, the Company’s contract assets and contract liabilities are classified as current assets and current liabilities, respectively, as presented below:

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Current assets
Contract assets	$282,584	$159,867

Current liabilities
Contract liabilities	$912,305	$734,475

Changes in contract assets during the six months ended June 30, 2026 are as follows:

For the six months ended June 30, 2026 (Unaudited)
Contract assets, January 1, 2026	$159,867
New contract assets	468,625
Revenue recognized and billed	(341,671)
Exchange rate difference	(4,237)
Contract assets, June 30, 2026	$282,584

Changes in contract liabilities during the six months ended June 30, 2026 are as follows:

For the six months ended June 30, 2026 (Unaudited)
Contract liabilities, January 1, 2026	$734,475
New contract liabilities	1,162,961
Performance obligations satisfied	(975,704)
Exchange rate difference	(9,427)
Contract liabilities, June 30, 2026	$912,305

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $912,305. The Company expects to recognize revenue on $786,298 of its remaining performance obligations within the next 12 months following June 30, 2026, and $126,007 within the next 24 months following June 30, 2026.

4. ACCOUNT RECEIVABLES, NET

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Account receivables, gross	$1,505,912	$1,152,951
Allowance for expected credit loss	(125,578)	(46,998)
Account receivables, net	$1,380,334	$1,105,953

The movements in the Company’s allowance for expected credit losses are as follows:

ECL movement
As of January 1, 2025	$(29,427)
Charge for the year	75,263
Reversal during the year	-
Exchange rate difference	1,162
As of December 31, 2025	46,998

As of January 1, 2026	46,998
Charge for the period	80,930
Reversal during the period	(3,439)
Exchange rate difference	1,089
As of June 30, 2026	$125,578

5. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Prepaid expenses	$62,598	$63,080
Other receivables	18,819	30,561
Other deposits	167,913	166,739
Total	$249,330	$260,380

Prepaid expenses include website domain, third party software maintenance and subscription, OTC Markets fee, employee and motor vehicle insurance.

Other receivables include receivables from service tax and management of car park for director and employees.

Other deposits primarily include deposit of the tenancy agreement and deposit made for security deposit for renovation and car park deposit.

6. PROPERTY, PLANT AND EQUIPMENT, NET

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Computer systems	$375,666	$357,783
Furniture and fittings	100,764	101,410
Electrical fittings	10,483	10,550
Handphone	73,684	74,157
Office equipment	115,544	112,201
Renovation	204,045	205,353
Motor vehicle	216,164	217,550
Property	453,209	456,114
Total property, plant and equipment	$1,549,559	$1,535,118
Less: Accumulated depreciation	(853,629)	(820,433)
Total property, plant and equipment, net	$695,930	$714,685

	For six months ended June 30, 2026 (Unaudited)	For the six months ended June 30, 2025 (Unaudited)
Investment in computer systems	$20,686	$10,153
Investment in furniture and fittings	-	8,056
Investment in motor vehicle	-	-
Investment in handphone	-	-
Investment in office equipment	4,163	1,824
Investment in renovation	-	16,237
Total investment in property, plant and equipment	$24,849	$36,270

Depreciation for the period	$39,421	$34,677

7. ACCRUED LIABILITIES AND OTHER PAYABLES

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Accrued expenses	$402,805	$501,160
Other payable	1,404	1,552
Total	$404,209	$502,712

Accrued expenses consist of outstanding audit fee, employee claims and salary, service tax and miscellaneous expenses.

Other payable includes primarily payable to third parties.

8. AMOUNT DUE TO DIRECTOR

As of June 30, 2026 and December 31, 2025, the Company had an outstanding amount due to director amounted $51,878 and $89,178 respectively, mainly consist of a loan from Mr. Kai Cheong Wong for the acquisition of property. On March 1, 2022, the Company, through its subsidiary, entered into a loan agreement with its director, Mr. Kai Cheong Wong, to finance the acquisition of a property in the amount of approximately $356,769. The loan has a tenure of 60 months and bears interest at a fixed flat rate of 1.00% per annum for the first year, 1.50% per annum for the second year, and 4.00% per annum for the remaining term. The first installment commenced on April 1, 2022, with monthly installments of approximately $5,946. For the quarter ended June 30, 2026 and 2025, the Company repaid interest totaling $584 and $1,041, respectively, to the director.

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

1) Nature of relationships with related parties

The table below sets forth the major related parties and their relationships with the Company, with which the Company entered into transactions for the quarters ended June 30, 2026 and 2025 or recorded balances as of June 30, 2026 and December 31, 2025, respectively.

Name of Related Party	Relationship to the Company
Kai Cheong Wong	Chief Executive Officer of the Company
Murni StarFIN Sdn Bhd	Associate of the Company
KSP AsiaFIN Co., Ltd.	Associate of the Company
Tan Siew Meng	Spouse of the Company’s Chief Executive Officer
Insite MY International Inc.	Entity with the Company’s Chief Executive Officer as major shareholder
AsiaFIN Talent Sdn Bhd	Shareholder of the Company

2) Balances with related parties

	As of June 30, 2026	As of December 31, 2025
Trade
Amount due from related parties
Insite MY International, Inc.	$157,513	$74,609
KSP AsiaFIN Co., Ltd.	607	4,276
Amount due to related party
Insite MY International, Inc.	$(64,169)	$(64,580)
Amount due from related parties	$93,951	$14,305

Non-trade
Amount due from related parties
KSP AsiaFIN Co., Ltd.	$55,744	$49,432
Insite MY International Inc.	32,044	32,250
AsiaFIN Talent Sdn Bhd	2	2
Amount due to related party
Murni StarFIN Sdn Bhd	$(5,817)	$(6,760)
Amount due from related parties	$81,973	$74,924

3) Transactions with related parties

	For the three months ended June 30, 2026	For the three months ended June 30, 2025		For the six months ended June 30, 2026	For the six months ended June 30, 2025

Purchases from Insite MY International, Inc.	$-		$4,169	$-		$50,198
Expenses charged by Insite MY International, Inc.	$-		$1,160	$-		$1,827
Rental payment to Kai Cheong Wong	$12,067		$11,195	$24,240		$22,043
Rental payment to Tan Siew Meng	$14,511		$14,180	$29,149		$27,784
Expenses charged by Murni StarFIN Sdn Bhd	$(4)		$744	$923		$747
Interest income from KSP AsiaFIN Co., Ltd.	$(187)	$	(-)	$(373)	$	(-)
Sales discount to KSP AsiaFIN Co., Ltd.	$(894)	$	(-)	$(894)	$	(-)

10. FINANCE LEASE LIABILITY

On August 28, 2025, the Company, through its subsidiary, acquired a motor vehicle amounted $58,107 financed by $47,551 hire purchase loan for 36 months at a fixed flat rate of 4.16% per annum with first installment commencing September 1, 2025 and monthly installment amounted approximately $1,369.

For the six months ended June 30, 2026, the Company repaid $8,053 in hire purchase loan with an outstanding amount of $36,011 as of June 30, 2026.

Maturities of the loan for the remaining years are as follows:

Year ending December 31,
2026	$8,022
2027	16,563
2028	11,426
Total	$36,011

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

During the quarter ended June 30, 2026, the Company entered into two new lease agreements primarily related to office facilities. As a result, the Company recognized new operating lease right-of-use assets of $72,157 and corresponding new lease liabilities of $72,157. These leases have a weighted-average remaining lease term of approximately 7.54 years. The weighted-average discount rate used to measure these lease liabilities was 6.54%.

During the quarter ended June 30, 2026, the Company reassessed its lease term assumptions for certain leased office facilities and determined that it is no longer reasonably certain to exercise certain renewal options. This reassessment was primarily driven by changes in the terms of the underlying lease agreements. As a result, the Company remeasured the related lease liabilities, resulting in a decrease of $66,287, with a corresponding reduction to the associated right-of-use assets.

The following table presents a summary of changes in the Company’s operating lease liabilities for the quarter ended June 30, 2026:

Right-Of-Use Assets
Balance as of December 31, 2025	$583,610
New right-of-use assets recognized	72,157
Amortization for the six months ended June 30, 2026	(34,246)
Adjustment for non-exercising option	(66,287)
Adjustment for foreign currency translation difference	(2,849)
Balance as of June 30, 2026	$552,385

Operating Lease Liability
Balance as of December 31, 2025	$583,610
New lease liability recognized	72,157
Imputed interest for the six months ended June 30, 2026	19,142
Gross repayment for the six months ended June 30, 2026	(53,388)
Adjustment for non-exercising option	(66,287)
Adjustment for foreign currency translation difference	$(2,849)
Balance as of June 30, 2026	$552,385

Operating lease liability current portion	$70,131
Operating lease liability non-current portion	$482,254

Other information:

	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$53,388	$48,912
Right-of-use assets obtained in exchange for operating lease liabilities	$72,157	$617,213
Remaining lease term for operating lease (years)	7.54	8.60
Weighted average discount rate for operating lease	6.54%	6.65%

12. CONCENTRATION OF RISK

(a)	Major Customers

For the three months ended June 30, 2026, the Company generated total revenue of $1,516,382, of which one customer accounted for more than 10% of the Company’s total revenue. For the three months ended June 30, 2025, the Company generated total revenue of $1,007,296, of which one customer accounted for more than 10% of the Company’s total revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the three months ended June 30
	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer A	$398,842	$366,015	26%	36%	$679,763	$380,496
Others	1,117,540	641,281	74%	64%	826,149	618,000
Total	$1,516,382	$1,007,296	100%	100%	$1,505,912	$998,496

For the six months ended June 30, 2026, the Company generated total revenue of $2,791,904, of which one customer accounted for more than 10% of the Company’s total revenue. For the six months ended June 30, 2025, the Company generated total revenue of $1,628,475, of which one customer accounted for more than 10% of the Company’s total revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the six months ended June 30
	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer A	$702,506	$366,015	25%	22%	$679,763	$380,496
Others	2,089,398	1,262,460	75%	78%	826,149	618,000
Total	$2,791,904	$1,628,475	100%	100%	$1,505,912	$998,496

(b)	Major Suppliers

For the three months ended June 30, 2026, the Company incurred cost of revenue of $756,170, of which no supplier accounted for more than 10% of the Company’s cost of revenue. For the three months ended June 30, 2025, the Company incurred cost of revenue of $695,376, of which no supplier accounted for more than 10% of the Company’s cost of revenue.

For the six months ended June 30, 2026, the Company incurred cost of revenue of $1,690,926, of which no supplier accounted for more than 10% of the Company’s cost of revenue. For the six months ended June 30, 2025, the Company incurred cost of revenue of $1,323,468, of which no supplier accounted for more than 10% of the Company’s cost of revenue.

13. INCOME TAXES

The income/(loss) before income taxes of the Company for the six months ended June 30, 2026 and 2025 were comprised of the following:

	For the six months ended June 30,
	2026	2025
Tax jurisdictions from:
- Local	$(145,989)	$(225,773)
- Foreign, representing:
Hong Kong	(261)	(9,042)
British Virgin Islands (non-taxable jurisdiction)	-	(1,650)
Labuan, Malaysia (non-taxable jurisdiction)	(2,051)	6,293
Malaysia	404,180	(467,511)
Income/(loss) before income taxes	$255,879	$(697,683)

Provision for income taxes consisted of the following:

	As of June 30, 2026	As of December 31, 2025
Current:
- Local	$-	$-
- Foreign	$-	$(159,940)

Deferred tax assets:
- Local	$-	$-
- Foreign	$-	$-

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$8,160	$8,212

Income tax payable:
- Local	$-	$-
- Foreign	$34,090	$71,269

Tax assets:
- Local	$-	$-
- Foreign	$116,528	$99,094

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the six months ended June 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
Computed expected expenses and federal income tax rate	$(53,735)	21%	$(146,514)	21%
Effect of foreign tax rate difference	(12,589)	5%	(13,847)	2%
Changes in valuation allowances	(64,255)	25%	160,361	(23)%
Others	130,579	(51)%	-	-%
Total income tax expense and effective tax rate	$-	-%	$-	-%

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
Deferred tax assets:

Net operating losses carry forwards
- United States of America	$307,605	$276,948
- Hong Kong	15,149	13,642
- British Virgin Islands	-	-
- Labuan, Malaysia	-	-
- Malaysia	91,341	95,557
Total deferred tax assets	$414,095	$386,147
Less: valuation allowance	(414,095)	(386,147)
Deferred tax assets, net of valuation allowance	$-	$-

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

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law with a tax rate of 21%. The Tax Cuts and Jobs Act enacted in 2017 has changed the treatment of net operating losses (NOL’s). Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL created between December 31, 2017 and December 31, 2020 could be carried back up to five years and carried forward indefinitely until used. The NOL created after December 31, 2020 could be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017. As of June 30, 2026, the operations in the United States of America incurred $1,464,787 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL would be carried forward indefinitely, if unutilized. The Company has provided for a full valuation allowance of approximately $307,605 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future. There is no tax charge due to the losses incurred for the periods. For the six months ended June 30, 2026, there was no operating income under the applicable U.S. tax regime.

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

As of June 30, 2026, the Company’s operations in Malaysia generated cumulative net operating income of $364,567. This income has been recognized in accordance with applicable tax regulations. The Company has recorded a full valuation allowance of $91,341 against its deferred tax assets, as management believes it is more likely than not that such assets will not be realized.

As of June 30, 2026, the Company’s management believes that it is more likely than not that the deferred tax assets will not be fully realized in the future. Although the Company’s operations in Malaysia generated cumulative net operating income, management concluded that the Company had not yet demonstrated a sufficient history of sustained profitability to support the realization of its deferred tax assets. In light of ongoing economic uncertainties, management has determined that it was appropriate to maintain a full valuation allowance against the deferred tax assets. The Company will continue to evaluate its valuation allowance policy and will consider adjustments only upon demonstrating sustained profitability over consecutive reporting periods. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets of $414,095 and $386,147 as of June 30, 2026 and December 31, 2025, respectively. For the six months ended June 30, 2026, the valuation allowance increased by $27,948, primarily due to additional operating losses incurred by the Company during the period. For the six months ended June 30, 2026 and 2025, the Company recorded cash paid for income taxes of $56,239 and $24,055, respectively.

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

As of June 30, 2026, the Company has an issued and outstanding share of common stock of 81,915,838 with an authorized share of common stock of 600,000,000 with a par value of $0.0001. In addition, the Company has an authorized share of preference stock of 200,000,000 with a par value of $0.0001, however no share of preference stock was issued and outstanding as of June 30, 2026.

15. DIVIDEND

No dividend was declared for the six months ended June 30, 2026.

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

	For the Six Months Ended and As of June 30, 2026
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$1,280,673	$1,183,042	$328,189	$2,791,904

Cost of revenue	(559,241)	(839,985)	(291,700)	(1,690,926)

Gross profit	$721,432	$343,057	$36,489	$1,100,978

Selling, general and administrative expenses	(246,906)	(433,754)	(169,498)	(850,158)

Income/(loss) from operations	$474,526	$(90,697)	$(133,009)	$250,820

Total assets	$1,438,020	$2,526,250	$987,181	$4,951,451
Capital expenditure	$7,217	$12,678	$4,954	$24,849

	For the Six Months Ended and As of June 30, 2026
By Country	Malaysia	Non-Malaysia	Total
Revenue	$2,791,904	$-	$2,791,904

Cost of revenue	(1,690,926)	-	(1,690,926)

Gross profit	$1,100,978	$-	$1,100,978

Selling, general and administrative expenses	(704,064)	(146,094)	(850,158)

Income/(loss) from operations	$396,914	$(146,094)	$250,820

Total assets	$4,922,948	$28,503	$4,951,451
Capital expenditure	$24,849	$-	$24,849

	For the Six Months Ended and As of June 30, 2025
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$579,632	$758,680	$290,163	$1,628,475

Cost of revenue	(425,812)	(626,951)	(270,705)	(1,323,468)

Gross profit	$153,820	$131,729	$19,458	$305,007

Selling, general and administrative expenses	(278,313)	(502,704)	(227,869)	(1,008,886)

Loss from operations	$(124,493)	$(370,975)	$(208,411)	$(703,879)

Total assets	$992,528	$1,792,753	$812,632	$3,597,913
Capital expenditure	$6,853	$12,377	$5,611	$24,841

	For the Six Months Ended and As of June 30, 2025
By Country	Malaysia	Non-Malaysia	Total
Revenue	$1,628,475	$-	$1,628,475

Cost of revenue	(1,323,468)	-	(1,323,468)

Gross profit	$305,007	$-	$305,007

Selling, general and administrative expenses	(772,422)	(236,464)	(1,008,886)

Loss from operations	$(467,415)	$(236,464)	$(703,879)

Total assets	$3,568,845	$29,068	$3,597,913
Capital expenditure	$24,841	$-	$24,841

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2026 up through the date the Company presented these unaudited financial statements.

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on April 28, 2026, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

Payment Processing (Fintech)

We have our own web-based payment processing system for check clearing used in central banks, financial institutions and payment system providers. This image-based check truncation system (CTS) is similar to the one used in the United States of America, under the CHECK21 standards. Our CTS systems are sold in Malaysia, Singapore, Indonesia, Philippines, Myanmar, Thailand, Pakistan, Bangladesh and in Saudi Arabia. INCHEQS (trademark pending) is our flagship Fintech product, through which we automate the clearing of checks, a payment instrument, for banks and central banks that either issue or collect checks, or both. INCHEQS is a check image-based solution where we deploy AI to identify the check amount, payee name, date, Magnetic Ink Character Recognition (MICR) code and signature to automate the approval and subsequent payment of checks to the customer. INCHEQS can be deployed at banks and clearing houses. The solution utilizes a web-based architecture and is sold either as a perpetual license with an annual maintenance contract or on an annual subscription basis. For the quarter ended June 30, 2026, INCHEQS generated approximately 41% of our revenue.

INGateway is a payment gateway solution that is designed to support and be compatible with the ISO20022 messaging standards for central banks and financial institutions. INGateway is capable of supporting the Straight Through Processing (STP) of all types of payment transactions (including SWIFT, Real-Time Gross Settlement (RTGS), GIRO (NACHA standards) and Fast and Secure Transfers (FAST) payment) and is extendable to interface with various types of payment gateways. Our STP payment gateway solutions are sold in Malaysia, Myanmar and Indonesia. For the quarter ended June 30, 2026, INGateway generated approximately 5% of our revenue.

Regulatory Technology (RegTech)

INReport is a RegTech system which conforms to XBRL reporting standards and other compliance reporting required by regulatory agencies such as central banks, securities commissions, tax authorities and company registries. Our INReport reporting platform covers financial statistic reporting, credit risk exposure and analysis, risk management reports, Foreign Account Tax Compliance Act (FATCA) and EU Common Reporting Standard (CRS) reporting, external sector reporting, Goods and Services Tax (GST) reporting for reporting entities and lately e-Invoicing reporting for large corporations. We have more than 54 financial institutions and 61 large corporations using this RegTech platform. For the quarter ended June 30, 2026, INReport generated approximately 42% of our revenue.

Additionally, we have developed TellUS Report, a RegTech Software as a Service (SaaS) solution for public listed companies and financial institutions for Environmental, Social and Governance (ESG) compliant reporting and consultancy. ESG guidelines have already been issued by Bank Negara Malaysia, the central bank of Malaysia and Bursa Malaysia Stock Exchange for their members to reduce their carbon footprint. Our subsidiary, TellUS Report Sdn Bhd, was created to focus on this new line of business in both the consultancy and reporting. The current reporting standard that TellUS Report supports is the GRI Standards. For the quarter ended June 30, 2026, TellUS Report did not generate a material amount of our revenue.

Robotic Process Automation (RPA)

OrangeFIN is AI-based RPA suite of products for financial institutions, large corporations and small medium enterprises. The OrangeWorkforce family of products, which consists of OrangeFIN Bots, OrangeFIN AI and OrangeFIN Vision, utilizes software robots for the automation of mundane, labor intensive, manual computer operations. Robots are utilized for the processes where they help to reduce operational costs and also costs arising from human error. Our system automates the capturing of customer information from identity cards, passports and other identification documents. Our solution will automatically extract data from customers’ identity card, passport, and other identity documents and will immediately complete the forms, eliminating the friction and errors caused by manual input, through Intelligent Character Recognition technology and other AI-based technologies. Information extracted from an official identification document will then be checked against existing financial institutions’ databases for regulatory screening in internal blacklist check, anti-money laundering, credit scoring check, FATCA, CRS and ESG reporting, etc. Our AI-based RPA has helped companies in Malaysia, Philippines, Indonesia and Pakistan. Also, we have a joint venture company KSP AsiaFIN Co., Ltd. that has fully translated our AI-based RPA to the Thai language. For the quarter ended June 30, 2026, OrangeFIN generated approximately 12% of our revenue.

Results of operations

Three months ended June 30, 2026 and 2025

	For the Three Months Ended June 30,				Increase (decrease) in 2026 compared to
	2026		2025		2025
	(In U.S. dollars, except for percentages)
Revenue	$1,516,382	100.0%	$1,007,296	100.0%	$509,086	50.5%
Cost of revenue	(756,170)	(49.9)%	(695,376)	(69.0)%	60,794	8.7%
Gross profit	$760,212	50.1%	$311,920	31.0%	$448,292	143.7%
Selling, general and administrative expenses	(340,536)	(22.5)%	(523,056)	(51.9)%	(182,520)	(34.9)%
Income/(loss) from operations	$419,676	27.7%	$(211,136)	(21.0)%	$630,812	298.8%
Other income	2,049	0.1%	3,531	0.4%	(1,482)	(42.0)%
Finance cost	(670)	(0.0)%	(500)	(0.0)%	170	34.0%
Share of loss from operation of associate	(18)	(0.0)%	(115)	(0.0)%	(97)	(84.3)%
Income/(loss) before income tax	$421,037	27.8%	$(208,220)	(20.7)%	$629,257	302.2%
Income tax expense	-	-%	-	-%	-	-%
Net income/(loss)	$421,037	27.8%	$(208,220)	(20.7)%	$629,257	302.2%
Net loss attributable to non-controlling interest	9,742	0.6%	10,419	1.0%	(677)	(6.5)%
Net income/(loss) attributed to common shareholders of AsiaFIN Holdings Corp.	$430,779	28.4%	$(197,801)	(19.6)%	$628,580	317.8%

Revenues

For the three months ended June 30, 2026, the Company generated revenue in the amount of $1,516,382. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the three months ended June 30, 2025, the Company generated revenue in the amount of $1,007,296. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

The increase in revenue of $509,086, or 50.5%, was primarily attributable to the achievement of additional project milestones during the three months ended June 30, 2026, which resulted in higher revenue recognition compared with the corresponding period in 2025.

Selling, General and Administrative Expenses

For the three months ended June 30, 2026, the Company had selling, general and administrative expenses in the amount of $340,536. These were primarily comprised of salary expenses, credit loss allowance, consultancy fee, legal services fee, lease expenses and other professional fee.

For the three months ended June 30, 2025, the Company had selling, general and administrative expenses in the amount of $523,056. These were primarily comprised of salary expenses, credit loss allowance, consultancy fee, other professional fee, advertisement fee, transportation charges and travelling expenses.

The decrease in general and administrative expenses was primarily attributable to significant reduction in credit loss allowance expenses, advertisement expenses, consultancy fees and other professional fees.

Net Income/Loss

For the three months ended June 30, 2026, the Company has generated a net income of $430,779.

For the three months ended June 30, 2025, the Company has incurred a net loss of $197,801.

Six months ended June 30, 2026 and 2025

	For the Six Months Ended June 30,				Increase (decrease) in 2026 compared to
	2026		2025		2025
	(In U.S. dollars, except for percentages)
Revenue	$2,791,904	100.0%	$1,628,475	100.0%	$1,163,429	71.4%
Cost of revenue	(1,690,926)	(60.6)%	(1,323,468)	(81.3)%	367,458	27.8%
Gross profit	$1,100,978	39.4%	$305,007	18.7%	$795,971	261.0%
Selling, general and administrative expenses	(850,158)	(30.5)%	(1,008,886)	(62.0)%	(158,728)	(15.7)%
Income/(loss) from operations	$250,820	9.0%	$(703,879)	(43.2)%	$954,699	135.6%
Other income	6,609	0.2%	7,354	0.5%	(745)	(10.1)%
Finance cost	(1,458)	(0.1)%	(1,041)	(0.1)%	417	40.1%
Share of loss from operation of associate	(92)	(0.0)%	(117)	(0.0)%	(25)	(21.4)%
Income/(loss) before income tax	$255,879	9.2%	$(697,683)	(42.8)%	$953,562	136.7%
Income tax expense	-	-%	-	-%	-	-%
Net income/(loss)	$255,879	9.2%	$(697,683)	(42.8)%	$953,562	136.7%
Net loss attributable to non-controlling interest	22,328	0.8%	17,453	1.1%	4,875	27.9%
Net income/(loss) attributed to common shareholders of AsiaFIN Holdings Corp.	$278,207	10.0%	$(680,230)	(41.7)%	$958,437	140.9%

Revenues

For the six months ended June 30, 2026, the Company generated revenue in the amount of $2,791,904. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the six months ended June 30, 2025, the Company generated revenue in the amount of $1,628,475. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

The increase in revenue of $1,163,429, or 71.4%, was primarily attributable to the achievement of additional project milestones during the six months ended June 30, 2026, which resulted in higher revenue recognition compared with the corresponding period in 2025.

Selling, General and Administrative Expenses

For the six months ended June 30, 2026, the Company had selling, general and administrative expenses in the amount of $850,158. These were primarily comprised of salary expenses, credit loss allowance, lease expenses, consultancy fee, other professional fee, advertisement fee, transportation charges and travelling expenses.

For the six months ended June 30, 2025, the Company had selling, general and administrative expenses in the amount of $1,008,886. These were primarily comprised of salary expenses, credit loss allowance, lease expenses, consultancy fee, other professional fee, advertisement fee, transportation charges and travelling expenses.

The decrease in general and administrative expenses was primarily attributable to significant reduction in credit loss allowance expenses, advertisement expenses, consultancy fees and other professional fees.

Net Income/Loss

For the six months ended June 30, 2026, the Company has generated a net income of $278,207.

For the six months ended June 30, 2025, the Company has incurred a net loss of $680,230.

Liquidity and Capital Resources

Six months ended June 30, 2026 and 2025

Cash Used in Operating Activities

For the six months ended June 30, 2026, the Company has used $80,301 in operating activity, of which primarily consist of decrease in account payables, increase in account receivables, increase in contract assets, decrease in accrued liabilities and other payables, increase in tax assets, decrease in income tax payable and reduction in lease liability contra by net income, share of loss from operation of associate, depreciation and amortization, provision for credit loss allowance, decrease in prepayment, deposits and other receivables and increase in contract liabilities.

For the six months ended June 30, 2025, the Company has used $256,705 in operating activity, of which primarily consist of net loss, minority interest, disposal of asset, decrease in accrued liabilities and other payables, increase in tax assets, decrease in income tax payable and reduction in lease liability contra by share of loss from operation of associate, depreciation and amortization, provision for credit loss allowance, increase in account payables, decrease in account receivables, decrease in prepayment, deposits and other receivables and increase in contract liabilities.

Cash Used in Investing Activities

For the six months ended June 30, 2026, the Company has invested $746,980 in investing activities, for the investment in time deposit and acquisition of computer system and office equipment.

For the six months ended June 30, 2025, the Company has invested $24,841 in investing activities, for the acquisition of computer systems, furniture and fittings, renovation and office equipment.

Cash Used in Financing Activities

For the six months ended June 30, 2026, the Company has used $53,276 in financing activity, primarily consist of advances to director, repayment of finance lease liabilities and advances to related companies.

For the six months ended June 30, 2025, the Company has used $34,734 in financing activity, primarily consist of proceeds from share issuance, advances to director and advances to related companies.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders as of June 30, 2026.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future cash payments under fixed contractual obligations.

The following table summarizes our contractual obligations as of June 30, 2026:

	Total	Due within 1 year
Operating lease obligations[1]	$552,385	$70,131
Loan obligation[2]	55,120	55,120
Hire purchase obligation[3]	36,011	16,217
Total contractual obligations	$643,516	$141,468

[1]	Amount includes operating lease right-of-use obligations. We have one office space leasing agreement with our Chief Executive Officer and director, Mr. Kai Cheong Wong, and three office space leasing agreements with third party.

[2]	Represents the loan agreement with our Chief Executive Officer and director, Mr. Kai Cheong Wong, for the acquisition of property.

[3]	Represents the hire purchase agreement for the acquisition of motor vehicle.

There were no outstanding obligations that were considered material as of June 30, 2026.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosure. The Company has elected practical expedient under ASU 2025-05 for the quarter ended June 30, 2026 which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. Accordingly, the Company’s estimate of expected credit losses for current accounts receivables is based on the delinquency status of those uncollected balances as of June 30, 2026. The Company calculates the expected credit loss rate by applying the rate of change between the balances from the previous quarter and the uncollected balances in the current quarter on the historical loss rate.

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

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements”. This ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods beginning after December 15, 2027. Early adoption is permitted.

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements”. This ASU represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) inadequate written policies and procedures for accounting and financial reporting in accordance with the requirements and application of U.S. GAAP and SEC guidelines; (ii) inadequate segregation of duties and effective risk assessment; and (iii) lack of internal audit function due to the fact that the Company lacks qualified personnel to perform the internal audit functions effectively and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of June 30, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of June 30, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

AsiaFIN Holdings Corp.
(Name of Registrant)

Date: August 11, 2026	By:	/s/ Kai Cheong Wong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Ghi Geok Khoo
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)