Form 10-Q
period 2026-09-30
ASIAFIN HOLDINGS CORP.
filed 2026-11-12
CIK 1828748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2026
Common Stock, $0.0001 par value	81,915,838

-i-

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIAFIN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025 (AUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	As of September 30, 2026	As of December 31, 2025
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	$760,932	$1,748,051
Fixed deposits	704,597	-
Account receivables, net (including $238,121 and $78,885 of account receivable from related parties as of September 30, 2026 and December 31, 2025, respectively)	1,492,555	1,105,953
Prepayment, deposits and other receivables	244,950	260,380
Contract assets	245,952	159,867
Amount due from related parties (including $56,389 and $42,672 of amount due from associate as of September 30, 2026 and December 31, 2025, respectively)	88,471	74,924
Tax assets	131,559	99,094
Total current assets	$3,669,016	$3,448,269

Non-current Assets
Right-of-use assets, net	$535,872	$583,610
Property, plant and equipment, net	681,122	714,685
Investment in associates	56,156	8,250
Total non-current assets	$1,273,150	$1,306,545

TOTAL ASSETS	$4,942,166	$4,754,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued liabilities and other payables	$327,339	$502,712
Account payables (including $64,240 and $64,580 of account payable to related party as of September 30, 2026 and December 31, 2025, respectively)	153,161	155,051
Contract liabilities	1,102,553	734,475
Income tax payable	3,357	71,269
Amount due to director	33,539	70,687
Finance lease liability – current portion	16,408	15,972
Operating lease liability – current portion	71,369	60,689
Total current liabilities	$1,707,726	$1,610,855

Non-current liabilities
Amount due to director – non-current portion	$-	$18,491
Finance lease liability – non-current portion	15,649	28,169
Operating lease liability – non-current portion	464,503	522,921
Deferred tax liabilities	8,169	8,212
Total non-current liabilities	$488,321	$577,793

TOTAL LIABILITIES	$2,196,047	$2,188,648

SHAREHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	$-	$-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 81,915,838 and 81,915,838 shares issued and outstanding as of September 30, 2026 and December 31, 2025	8,192	8,192
Additional paid-in capital	10,795,250	10,795,250
Accumulated other comprehensive loss	(76,575)	(58,383)
Accumulated deficit	(7,893,840)	(8,124,933)
Non-controlling interest	(86,908)	(53,960)

TOTAL SHAREHOLDERS’ EQUITY	$2,746,119	$2,566,166

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,942,166	$4,754,814

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
REVENUE (including $80,515 and $16,559 of revenue to related party for the three months ended September 30, 2026 and 2025, respectively; including $166,720 and $51,518 of revenue to related party for the nine months ended September 30, 2026 and 2025, respectively)	$1,172,368	$1,576,382	$3,964,272	$3,204,858

COST OF REVENUE (including $107,338 and $691 of cost of service revenue to related party for the three months ended September 30, 2026 and 2025, respectively; including $107,338 and $51,476 of cost of service revenue to related party for the nine months ended September 30, 2026 and 2025, respectively)	(867,643)	(839,347)	(2,558,569)	(2,162,815)

GROSS PROFIT	$304,725	$737,035	$1,405,703	$1,042,043

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including $26,639 and $26,090 of selling, general and administrative expenses to related party for the three months ended September 30, 2026 and 2025, respectively; including $80,533 and $79,104 of selling, general and administrative expenses to related party for the nine months ended September 30, 2026 and 2025, respectively)	(370,566)	(368,494)	(1,220,724)	(1,377,381)

INCOME/(LOSS) FROM OPERATIONS	$(65,841)	$368,541	$184,979	$(335,338)

OTHER INCOME (including $188 and $11 of interest income from related party for the three months ended September 30, 2026 and 2025, respectively; including $559 and $11 of interest income from related party for the nine months ended September 30, 2026 and 2025, respectively)	2,072	2,992	8,681	10,346

FINANCE COST (including $189 and $437 of finance cost from related party for the three months ended September 30, 2026 and 2025, respectively; including $768 and $1,491 of finance cost from related party for the nine months ended September 30, 2026 and 2025, respectively)	(545)	(613)	(2,003)	(1,654)

SHARE OF INCOME/(LOSS) FROM OPERATION OF ASSOCIATE	6,580	(1)	6,488	(118)

INCOME/(LOSS) BEFORE INCOME TAX	$(57,734)	$370,919	$198,145	$(326,764)

INCOME TAX PROVISION	-	-	-	-

NET INCOME/(LOSS)	$(57,734)	$370,919	$198,145	$(326,764)
Net loss attributable to non-controlling interest	10,620	9,188	32,948	26,641

NET INCOME/(LOSS) ATTRIBUTED TO COMMON SHAREHOLDERS OF ASIAFIN HOLDINGS CORP.	$(47,114)	$380,107	$231,093	$(300,123)

Other comprehensive income:
- Foreign currency translation (loss)/income	4,432	18,703	(18,192)	121,093

TOTAL COMPREHENSIVE INCOME/(LOSS)	$(53,302)	$389,622	$179,953	$(205,671)
Comprehensive income/(loss) attributable to non-controlling interest	(10,620)	(9,188)	(32,948)	(26,641)

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTED TO COMMON SHAREHOLDERS OF ASIAFIN HOLDINGS CORP.	$(42,682)	$398,810	$212,901	$(179,030)

NET INCOME/(LOSS) PER SHARE, BASIC AND DILUTED	$(0.0006)	$0.0046	$0.0028	$(0.0037)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	81,915,838	81,915,838	81,915,838	81,915,838

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	COMMON STOCK		ADDITIONAL	SHARE SUBSCRIPTIONS		ACCUMULATED OTHER	NON-	TOTAL
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	RECEIVED IN ADVANCE	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	CONTROLLING INTEREST	SHAREHOLDERS’ EQUITY
Balance as of December 31, 2024	81,551,838	$8,155	$10,467,687	$318,600	$(8,039,600)	$(271,870)	$(19,020)	$2,463,952

New issuance of shares on January 20, 2025	364,000	37	327,563	-	-	-	-	327,600
Share subscriptions received in advance	-	-	-	(318,600)	-	-	-	(318,600)
Net loss for the period	-	-	-	-	(482,429)	-	(7,034)	(489,463)
Foreign currency translation	-	-	-	-	-	14,044	-	14,044
Balance as of March 31, 2025	81,915,838	$8,192	$10,795,250	$-	$(8,522,029)	$(257,826)	$(26,054)	$1,997,533
Net loss for the period	-	-	-	-	(197,801)	-	(10,419)	(208,220)
Foreign currency translation	-	-	-	-	-	88,346	-	88,346
Balance as of June 30, 2025	81,915,838	$8,192	$10,795,250	$-	$(8,719,830)	$(169,480)	$(36,473)	$1,877,659
Net income/(loss) for the period	-	-	-	-	380,107	-	(9,188)	370,919
Foreign currency translation	-	-	-	-	-	18,703	-	18,703
Balance as of September 30, 2025	81,915,838	$8,192	$10,795,250	$-	$(8,339,723)	$(150,777)	$(45,661)	$2,267,281

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	CONTROLLING INTEREST	SHAREHOLDERS’ EQUITY
Balance as of December 31, 2025	81,915,838	$8,192	$10,795,250	$(8,124,933)	$(58,383)	$(53,960)	$2,566,166

Net loss for the period	-	-	-	(152,572)	-	(12,586)	(165,158)
Foreign currency translation	-	-	-	-	8,245	-	8,245
Balance as of March 31, 2026	81,915,838	$8,192	$10,795,250	$(8,277,505)	$(50,138)	$(66,546)	$2,409,253
Net income/(loss) for the period	-	-	-	430,779	-	(9,742)	421,037
Foreign currency translation	-	-	-	-	(30,869)	-	(30,869)
Balance as of June 30, 2026	81,915,838	$8,192	$10,795,250	$(7,846,726)	$(81,007)	$(76,288)	$2,799,421
Net loss for the period	-	-	-	(47,114)	-	(10,620)	(57,734)
Foreign currency translation	-	-	-	-	4,432	-	4,432
Balance as of September 30, 2026	81,915,838	$8,192	$10,795,250	$(7,893,840)	$(76,575)	$(86,908)	$2,746,119

See accompanying notes to unaudited condensed consolidated financial statements

ASIAFIN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$198,145	$(326,764)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	106,554	95,650
Share of (income)/loss from operation of associate	(6,488)	118
Disposal of asset	-	(18,731)
Provision for credit loss allowance	72,623	219,236

Changes in operating assets and liabilities:
Account payables	(1,091)	98,308
Account receivables	(473,165)	(265,655)
Prepayment, deposits and other receivables	8,867	(96,209)
Contract assets	(88,407)	-
Accrued liabilities and other payables	(184,369)	(143,606)
Contract liabilities	378,278	162,518
Tax assets	(61,675)	(34,888)
Income tax payable	(68,703)	(59,055)
Change in lease liability	(51,397)	(42,152)

Net cash used in operating activities	$(170,828)	$(411,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(24,854)	(51,515)
Disposal of property, plant and equipment	-	11,562
Investment in fixed deposits	(716,584)	-
Advances to related companies	(13,620)	(58,588)

Net cash used in investing activities	$(755,058)	$(98,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	-	9,000
Repayment of loan from director	(56,120)	(49,742)
Repayment of finance lease liabilities	(12,052)	(1,205)

Net cash used in financing activities	$(68,172)	$(41,947)

Effect of exchange rate changes on cash and cash equivalents	$6,939	$36,943

Net decrease in cash and cash equivalents	$(987,119)	$(514,775)
Cash and cash equivalents, beginning of period	1,748,051	1,309,929

CASH AND CASH EQUIVALENTS, END OF PERIOD	$760,932	$795,154

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$130,378	$155,828
Cash paid for interest	$609	$1,491

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$72,236	$77,920

Initial recognition of the balance payment of finance lease right-of-use asset by finance lease liabilities	$-	$-

Recognition of investment in associate through reclassification of previously paid investment advances	$41,570	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ASIAFIN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

1. ORGANIZATION AND BUSINESS BACKGROUND

AsiaFIN Holdings Corp. (“the Company”) was incorporated under the jurisdiction of Nevada on June 14, 2019.

On August 10, 2026, the Company, through its subsidiary, Insite MY Holdings Sdn. Bhd., invested SAR150,000 (approximately $41,570), to acquire a 30% equity interest in MENA Insite MY Systems Company, a private limited company incorporated in Saudi Arabia.

The Company, through its wholly owned subsidiaries, provides information technology services. Details of the Company’s subsidiaries and associates:

No.	Subsidiary Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	AsiaFIN Holdings Corp.	Labuan on July 15, 2019	1 share of common stock	Investment holding company

2	AsiaFIN Holdings Limited	Hong Kong on July 5, 2019	1 share of common stock	Investment holding company

3	StarFIN Holdings Limited	British Virgin Islands on August 19, 2021	10,000 shares of common stock	Investment holding company

4	Insite MY Holdings Sdn Bhd (FKA StarFIN Asia Sdn Bhd)	Malaysia on May 24, 2018	11,400,102 shares of common stock	Investment holding company

5	OrangeFIN Academy Sdn Bhd (FKA Insite MY.Com Sdn Bhd)	Malaysia on February 2, 2000	100,000 shares of common stock	Provision of business system integration and management services

6	Insite MY Systems Sdn Bhd	Malaysia on January 18, 2000	500,000 shares of common stock	Provision of information technology services

7	Insite MY Innovations Sdn Bhd	Malaysia on January 18, 2010	540,000 shares of common stock	Provision of information technology services

8	OrangeFIN Asia Sdn Bhd	Malaysia on January 25, 2018	50,000 shares of common stock	Provision of computer programming activities and services

9	TellUS Report Sdn Bhd	Malaysia on September 22, 2023	60 shares of common stock	Provision of information technology services

No.	Associate Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	Murni StarFIN Sdn Bhd	Malaysia on September 9, 2022	100,000 shares of common stock	Provision of information technology services

2	KSP AsiaFIN Co., Ltd. (FKA KSP StarFIN Co., Ltd.)	Thailand on August 11, 2023	50,000 shares of common stock	Provision of information technology services

3	MENA Insite MY Systems Company	Saudi Arabia on November 1, 2025	500,000 shares of common stock	Provision of information technology services

Mr. Kai Cheong Wong is the common director of all of aforementioned companies except MENA Insite MY Systems Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2026, and the results of its operations and its cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Our deposits in Malaysian banks are secured by Perbadanan Insurans Deposit Malaysia, compensating up to a limit of Malaysia Ringgit MYR250,000 per deposit per member bank, which is equivalent to $61,312, if any of our banks fail.

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

Credit losses

The Company estimates and records a provision for its current expected credit losses related to its financial instruments, including its trade receivables. Management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, management believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosure. The Company has elected practical expedient under ASU 2025-05 for the quarter ended September 30, 2026 which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating current expected credit losses. Accordingly, the Company’s estimate of the allowance for current expected credit losses on current accounts receivable is determined by applying an adjusted loss rate to the amortized cost of receivables within each respective aging category, based on historical data over a 25-month period.

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

Revenue recognition

The Company through subsidiaries generate multiple streams of revenues based on different business model adopted by each subsidiary through provisions of services and recognized upon customer obtained control of promised services and recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applied ASC Topic 606, Revenue from Contracts with Customers, for all periods presented. Under ASC Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company applies the following five-step model in order to determine this amount:

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

Cost of revenue

Cost of revenue includes direct costs associated with provision of services such as development costs, salaries of technical staffs, purchases of third-party software, maintenance fees and consultation fees.

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

The functional currency of the Company is the United States Dollars (“US$” or “US dollars”) and the accompanying financial statements have been expressed in US dollars. In addition, the Company’s subsidiary maintains its books and record in Malaysia Ringgit (“MYR”), United States Dollars (“US$”) and Hong Kong Dollars (“HK$”), which is the respective functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the nine months ended September 30, 2026	For the year ended December 31, 2025	For the nine months ended September 30, 2025
Period-end MYR : US$1 exchange rate	4.08	4.06	4.21
Period-average MYR : US$1 exchange rate	4.01	4.28	4.32
Period-end HK$ : US$1 exchange rate	7.75	7.75	7.75
Period-average HK$ : US$1 exchange rate	7.75	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Net Income/(Loss) per Share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share”. Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. For the nine months ended September 30, 2026 and 2025, the Company had no potentially dilutive securities outstanding.

Advertising Expenses

The Company accounts for its advertising expenses in accordance with ASC Topic 720-35-50-1 and expenses all advertising related costs either as incurred or the first time the advertising takes place. The advertising expenses are classified under selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss. The Company expenses advertising costs as they are incurred. For the nine months ended September 30, 2026 and 2025, the Company recorded advertising expenses of $7,659 and $101,620, respectively.

Lease

The Company leases office premises under various lease agreements with contractual terms ranging from one to ten years. The Company determines the lease term by considering the non-cancellable lease period and any renewal or termination options that are reasonably certain to be exercised. In assessing whether renewal options are reasonably certain to be exercised, the Company considers relevant economic factors, including the importance of the leased premises to its operations, relocation costs and other contractual terms. The Company recognizes lease payments for its short-term lease with a lease term of 12 months or less on a straight-line basis over the lease term.

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

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the nine months ended September 30, 2026, the Company has three reportable segments based on business unit, Payment Processing (Fintech), Regulatory Technology (RegTech) and Robotic Process Automation (RPA) businesses and two reportable segments based on country, Malaysia and Non-Malaysia. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies that the Company adopts as of the specified effective dates. Unless otherwise discussed, the Company does not believe that the adoption of any recently issued accounting standards has had, or may have, a material impact on its condensed consolidated financial statements or related disclosures.

Emerging Growth Company Accounting Election

The Company is an “emerging growth company” (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an EGC may take advantage of the extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

The Company has elected to use this extended transition period and, as a result, will adopt new or revised accounting standards on the relevant dates on which adoption is required for entities other than public business entities, to the extent such standards are subject to the extended transition period.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies interim disclosure requirements and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities, and after December 15, 2028, for entities other than public business entities. As an EGC that has elected the extended transition period, the Company expects to adopt this ASU for interim reporting periods within annual reporting periods beginning after December 15, 2028, assuming it remains eligible for the extended transition period. Early adoption is permitted.

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

Disaggregation of revenue

The table below shows the revenue disaggregation by type of services for the three and nine months ended September 30, 2026 and 2025:

Revenue disaggregation by type of services	For the three months ended September 30, 2026 (Unaudited)	For the three months ended September 30, 2025 (Unaudited)	For the nine months ended September 30, 2026 (Unaudited)	For the nine months ended September 30, 2025 (Unaudited)
Payment Processing (Fintech)	$454,831	$679,530	$1,735,504	$1,259,162
Regulatory Technology (RegTech)	652,584	729,703	1,835,626	1,488,384
Robotic Process Automation (RPA)	64,953	167,149	393,142	457,312
Total revenue	$1,172,368	$1,576,382	$3,964,272	$3,204,858

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

As of September 30, 2026 and December 31, 2025, the Company’s contract assets and contract liabilities are classified as current assets and current liabilities, respectively, as presented below:

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Current assets
Contract assets	$245,952	$159,867

Current liabilities
Contract liabilities	$1,102,553	$734,475

Changes in contract assets during the nine months ended September 30, 2026 are as follows:

For the nine months ended September 30, 2026 (Unaudited)
Contract assets, January 1, 2026	$159,867
New contract assets	602,981
Amounts billed	(514,575)
Exchange rate difference	(2,321)
Contract assets, September 30, 2026	$245,952

Changes in contract liabilities during the nine months ended September 30, 2026 are as follows:

For the nine months ended September 30, 2026 (Unaudited)
Contract liabilities, January 1, 2026	$734,475
New contract liabilities	1,969,561
Performance obligations satisfied	(1,591,283)
Exchange rate difference	(10,200)
Contract liabilities, September 30, 2026	$1,102,553

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,102,553. The Company expects to recognize revenue on $952,302 of its remaining performance obligations within the next 12 months following September 30, 2026, and $150,251 within the next 24 months following September 30, 2026.

4. FIXED DEPOSITS

As of September 30, 2026 and December 31, 2025, the Company had fixed deposits of $704,597 and $nil, respectively. All fixed deposits were placed with a bank in Malaysia for six-month terms, subject to automatic renewal upon maturity. Both fixed deposits were initially placed on April 15, 2026. As of September 30, 2026, the Company had two outstanding fixed deposits as follows:

(1)	Approximately $581,973 denominated in United States dollars, bearing interest at 2.79% per annum;

(2)	Approximately $122,624 denominated in Malaysian Ringgit, bearing interest at 2.45% per annum.

Subsequent to September 30, 2026, both fixed deposits were automatically renewed, with the next maturity date of April 15, 2027.

5. ACCOUNT RECEIVABLES, NET

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Account receivables, gross	$1,605,410	$1,152,951
Allowance for current expected credit loss	(112,855)	(46,998)
Account receivables, net	$1,492,555	$1,105,953

The movements in the Company’s allowance for current expected credit losses are as follows:

CECL movement
As of January 1, 2025	$(29,427)
Charge for the year	75,263
Reversal during the year	-
Exchange rate difference	1,162
As of December 31, 2025	$46,998

As of January 1, 2026	$46,998
Charge for the period	74,056
Reversal during the period	(6,827)
Exchange rate difference	(1,372)
As of September 30, 2026	$112,855

6. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Prepaid expenses	$30,090	$63,080
Other receivables	44,309	30,561
Other deposits	170,551	166,739
Total	$244,950	$260,380

Prepaid expenses include website domain, third party software maintenance and subscription, OTC Markets fee, employee and motor vehicle insurance.

Other receivables include receivables from taxation and management of car park for director and employees.

Other deposits primarily include deposit of the tenancy agreement and deposit made for security deposit for renovation and car park deposit.

7. PROPERTY, PLANT AND EQUIPMENT, NET

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Computer systems	$376,081	$357,783
Furniture and fittings	100,875	101,410
Electrical fittings	10,494	10,550
Handphone	73,766	74,157
Office equipment	115,865	112,201
Renovation	204,270	205,353
Motor vehicle	216,402	217,550
Property	453,709	456,114
Total property, plant and equipment	$1,551,462	$1,535,118
Less: Accumulated depreciation	(870,340)	(820,433)
Total property, plant and equipment, net	$681,122	$714,685

	For the nine months ended September 30, 2026 (Unaudited)	For the nine months ended September 30, 2025 (Unaudited)
Investment in computer systems	$20,527	$18,285
Investment in furniture and fittings	-	9,155
Investment in motor vehicle	-	58,644
Investment in handphone	-	1,279
Investment in office equipment	4,327	2,070
Investment in renovation	-	15,501
Total investment in property, plant and equipment	$24,854	$104,934

Depreciation for the period	$55,157	$53,498

8. ACCRUED LIABILITIES AND OTHER PAYABLES

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
Accrued expenses	$325,933	$501,160
Other payable	1,406	1,552
Total	$327,339	$502,712

Accrued expenses consist of outstanding audit fee, employee claims and salary, service tax and miscellaneous expenses.

Other payable includes primarily payable to third parties.

9. AMOUNT DUE TO DIRECTOR

As of September 30, 2026 and December 31, 2025, the Company had an outstanding amount due to director amounted $33,539 and $89,178 respectively, mainly consist of a loan from Mr. Kai Cheong Wong for the acquisition of property. On March 1, 2022, the Company, through its subsidiary, entered into a loan agreement with its director, Mr. Kai Cheong Wong, to finance the acquisition of a property in the amount of approximately $356,769. The loan has a tenure of 60 months and bears interest at a fixed flat rate of 1.00% per annum for the first year, 1.50% per annum for the second year, and 4.00% per annum for the remaining term. The first installment commenced on April 1, 2022, with monthly installments of approximately $5,946. For the nine months ended September 30, 2026 and 2025, the Company repaid interest totaling $768 and $1,491, respectively, to the director.

Aforementioned amount is unsecured, interest bearing and payable on demand or with tenure of 60 months.

10. RELATED PARTY BALANCES AND TRANSACTIONS

In September 2025, the Company, through its subsidiary, entered into a loan agreement with a related party for working capital purposes, with a loan amount of approximately $47,634, bearing interest at 1.50% per annum. Aforementioned amount is unsecured, interest bearing and payable on demand.

1) Nature of relationships with related parties

The table below sets forth the major related parties and their relationships with the Company, with which the Company entered into transactions for the quarters ended September 30, 2026 and 2025 or recorded balances as of September 30, 2026 and December 31, 2025, respectively.

Name of Related Party	Relationship to the Company
Kai Cheong Wong	Chief Executive Officer of the Company
Murni StarFIN Sdn Bhd	Associate of the Company
KSP AsiaFIN Co., Ltd.	Associate of the Company
MENA Insite MY Systems Company	Associate of the Company
Siew Meng Tan	Spouse of the Company’s Chief Executive Officer
Insite MY International Inc.	Entity with the Company’s Chief Executive Officer as major shareholder
AsiaFIN Talent Sdn Bhd	Shareholder of the Company

2) Balances with related parties

	As of September 30, 2026	As of December 31, 2025
Trade
Amount due from related parties
Insite MY International, Inc.	$176,755	$74,609
KSP AsiaFIN Co., Ltd.	608	4,276
MENA Insite MY Systems Company	60,758	-
Amount due to related party
Insite MY International, Inc.	$(64,240)	$(64,580)
Amount due from related parties	$173,881	$14,305

Non-trade
Amount due from related parties
KSP AsiaFIN Co., Ltd.	$62,065	$49,432
Insite MY International Inc.	32,080	32,250
AsiaFIN Talent Sdn Bhd	2	2
Amount due to related party
Murni StarFIN Sdn Bhd	$(5,676)	$(6,760)
Amount due from related parties	$88,471	$74,924

3) Transactions with related parties

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025

Sales to Insite MY International, Inc.	$17,704	$16,559	$102,674	$51,518
Purchases from Insite MY International, Inc.	$-	$691	$-	$51,476
Expenses charged by Insite MY International, Inc.	$-	$226	$-	$2,075
Rental payment to Kai Cheong Wong	$12,027	$11,151	$36,080	$33,452
Rental payment to Siew Meng Tan	$14,462	$14,401	$43,387	$42,509
Expenses charged by Murni StarFIN Sdn Bhd	$150	$312	$1,066	$1,068
Interest income from KSP AsiaFIN Co., Ltd.	$188	$11	$559	$11
Sales to KSP AsiaFIN Co., Ltd.	1,019	-	2,254	-
Sales discount to KSP AsiaFIN Co., Ltd.	$16	$-	$910	$-
Sales to MENA Insite MY Systems Company	$61,792	$-	$61,792	$-
Cost charged by MENA Insite MY Systems Company	$107,338	$-	$107,338	$-

11. FINANCE LEASE LIABILITY

On August 28, 2025, the Company, through its subsidiary, acquired a motor vehicle amounted $58,107 financed by $47,551 hire purchase loan for 36 months at a fixed flat rate of 2.18% per annum with first installment commencing September 1, 2025 and monthly installment amounted approximately $1,369.

For the nine months ended September 30, 2026, the Company repaid $12,052 in hire purchase loan with an outstanding amount of $32,057 as of September 30, 2026.

Maturities of the loan for the remaining years are as follows:

Year ending December 31,
2026	$4,037
2027	16,581
2028	11,439
Total	$32,057

12. LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITIES

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

During the quarter ended September 30, 2026, the Company entered into two new lease agreements primarily related to office facilities. As a result, the Company recognized new operating lease right-of-use assets of $72,236 and corresponding new lease liabilities of $72,236. These leases have a weighted-average remaining lease term of approximately 7.33 years. The weighted-average discount rate used to measure these lease liabilities was 6.54%.

During the quarter ended September 30, 2026, the Company reassessed its lease term assumptions for certain leased office facilities and determined that it is no longer reasonably certain to exercise certain renewal options. This reassessment was primarily driven by changes in the terms of the underlying lease agreements. As a result, the Company remeasured the related lease liabilities, resulting in a decrease of $66,359, with a corresponding reduction to the associated right-of-use assets.

The following table presents a summary of changes in the Company’s operating lease liabilities for the quarter ended September 30, 2026:

Right-Of-Use Assets
Balance as of December 31, 2025	$583,610
New right-of-use assets recognized	72,236
Amortization for the nine months ended September 30, 2026	(51,397)
Adjustment for non-exercising option	(66,359)
Adjustment for foreign currency translation difference	(2,218)
Balance as of September 30, 2026	$535,872

Operating Lease Liability
Balance as of December 31, 2025	$583,610
New lease liability recognized	72,236
Imputed interest for the nine months ended September 30, 2026	28,070
Gross repayment for the nine months ended September 30, 2026	(79,467)
Adjustment for non-exercising option	(66,359)
Adjustment for foreign currency translation difference	$(2,218)
Balance as of September 30, 2026	$535,872

Operating lease liability current portion	$71,369
Operating lease liability non-current portion	$464,503

Other information:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow to operating lease	$79,467	$72,261
Right-of-use assets obtained in exchange for operating lease liabilities	$72,236	$77,920
Remaining lease term for operating lease (years)	7.33	8.37
Weighted average discount rate for operating lease	6.54%	6.65%

Maturities of the operating leases for the remaining years are as follows:

Year ending December 31,
2026	$26,046
2027	104,184
2028	104,184
2029	77,786
2030	77,786
2031	77,786
2032	77,786
2033	77,786
2034	51,857
Less: imputed interest	(139,329)
Total operating lease liabilities, net of interest	$535,872

13. CONCENTRATION OF RISK

(a)	Customer Concentration

For the three months ended September 30, 2026, the Company generated total revenue of $1,172,368, of which two customers accounted for more than 10% of the Company’s total revenue. For the three months ended September 30, 2025, the Company generated total revenue of $1,576,382, of which two customers accounted for more than 10% of the Company’s total revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the three months ended September 30
	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer A	$-	$370,701	-%	23%	$484,305	$433,831
Customer B	64,667	213,235	6%	14%	-	176,251
Customer C	247,779	33,357	21%	2%	172,397	47,465
Customer D	178,826	80,473	15%	5%	23,573	1,849
Others	681,096	878,616	58%	56%	925,135	841,021
Total	$1,172,368	$1,576,382	100%	100%	$1,605,410	$1,500,417

For the nine months ended September 30, 2026, the Company generated total revenue of $3,964,272, of which one customer accounted for more than 10% of the Company’s total revenue. For the nine months ended September 30, 2025, the Company generated total revenue of $3,204,858, of which one customer accounted for more than 10% of the Company’s total revenue. The customers who accounted for more than 10% of the Company’s total revenue and its outstanding receivable balance at period-end is presented below:

	For the nine months ended September 30
	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of Revenue		Accounts receivable, gross

Customer A	$697,109	$736,716	18%	23%	$484,305	$433,831
Others	3,267,163	2,468,142	82%	77%	1,121,105	1,066,586
Total	$3,964,272	$3,204,858	100%	100%	$1,605,410	$1,500,417

(b)	Supplier Concentration

For the three months ended September 30, 2026, the Company incurred cost of revenue of $867,643, of which one supplier accounted for more than 10% of the Company’s cost of revenue. For the three months ended September 30, 2025, the Company incurred cost of revenue of $839,347 of which no supplier accounted for more than 10% of the Company’s cost of revenue. The suppliers who accounted for more than 10% of the Company’s cost of revenue and its outstanding payable balance at period-end is presented below:

	For the three months ended September 30
	2026	2025	2026	2025	2026	2025
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Supplier A	$107,338	$-	12%	-%	$-	$-
Others	760,305	839,347	88%	100%	153,161	142,840
Total	$867,643	$839,347	100%	100%	$153,161	$142,840

For the nine months ended September 30, 2026, the Company incurred cost of revenue of $2,558,569, of which no supplier accounted for more than 10% of the Company’s cost of revenue. For the nine months ended September 30, 2025, the Company incurred cost of revenue of $2,162,815 of which no supplier accounted for more than 10% of the Company’s cost of revenue.

14. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. For interim reporting periods, the Company determines its income tax provision by applying the estimated annual effective tax rate to year-to-date ordinary income or loss, in accordance with the interim period guidance under ASC 740-270. Discrete tax items, if any, are recognized in the period in which they occur. The estimated annual effective tax rate is based on management’s estimate of annual taxable income or loss, applicable tax rates and other relevant factors in the jurisdictions in which the Company operates. The Company reassesses the estimated annual effective tax rate at each interim reporting date and recognizes any necessary adjustments in the current interim period. This estimated rate reflects the Company’s projected full-year tax profile and serves as the primary basis for the annual tax rate reconciliation presented below.

The income/(loss) before income taxes of the Company for the nine months ended September 30, 2026 and 2025 were comprised of the following:

	For the nine months ended September 30,
	2026	2025
Tax jurisdictions from:
- Local	$(237,497)	$(295,230)
- Foreign, representing:
Hong Kong	(962)	(10,442)
British Virgin Islands (non-taxable jurisdiction)	(2,150)	(2,700)
Labuan, Malaysia (non-taxable jurisdiction)	(3,276)	5,227
Malaysia	442,030	(23,619)
Income/(loss) before income taxes	$198,145	$(326,764)

Provision for income taxes consisted of the following:

	As of September 30, 2026	As of December 31, 2025
Current:
- Local	$-	$-
- Foreign	$-	$(159,940)

Deferred tax assets:
- Local	$-	$-
- Foreign	$-	$-

Deferred tax liabilities:
- Local	$-	$-
- Foreign	$8,169	$8,212

Income tax payable:
- Local	$-	$-
- Foreign	$3,357	$71,269

Tax assets:
- Local	$-	$-
- Foreign	$131,559	$99,094

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the nine months ended September 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
Computed expected expenses and federal income tax rate	$41,611	21%	$(68,620)	21%
Effect of foreign tax rate differences
- Hong Kong	123	0%	1,331	(0)%
- British Virgin Islands	451	0%	567	(0)%
- Labuan, Malaysia	688	0%	(1,097)	0%
- Malaysia	13,261	7%	(709)	0%
Changes in valuation allowances
- United States of America	49,875	25%	61,998	(19)%
- Hong Kong	79	0%	861	(0)%
- British Virgin Islands	-	-%	-	-%
- Labuan, Malaysia	-	-%	-	-%
- Malaysia	61,097	31%	67,692	(21)%
Others	(167,185)	(84)%	(62,023)	19%
Total income tax expense and effective tax rate	$-	-%	$-	-%

Others mainly comprise tax differences arising from the timing of recognition of income tax provisions and related year-end tax adjustments.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025
Deferred tax assets:

Net operating losses carry forwards
- United States of America	$326,822	$276,948
- Hong Kong	15,949	13,642
- British Virgin Islands	-	-
- Labuan, Malaysia	-	-
- Malaysia	112,818	95,557
Total deferred tax assets	$455,589	$386,147
Less: valuation allowance	(455,589)	(386,147)
Deferred tax assets, net of valuation allowance	$-	$-

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

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law with a tax rate of 21%. The Tax Cuts and Jobs Act enacted in 2017 has changed the treatment of net operating losses (NOL’s). Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL created between December 31, 2017 and December 31, 2020 could be carried back up to five years and carried forward indefinitely until used. The NOL created after December 31, 2020 could be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017. As of September 30, 2026, the operations in the United States of America incurred $1,556,295 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL would be carried forward indefinitely, if unutilized. The Company has provided for a full valuation allowance of approximately $326,822 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future. There is no tax charge due to the losses incurred for the periods. For the nine months ended September 30, 2026, there was no operating income under the applicable U.S. tax regime.

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

As of September 30, 2026, the Company’s operations in Malaysia generated cumulative net operating income of $422,037. This income has been recognized in accordance with applicable tax regulations. The Company has recorded a full valuation allowance of $112,818 against its deferred tax assets, as management believes it is more likely than not that such assets will not be realized.

As of September 30, 2026, the Company’s management believes that it is more likely than not that the deferred tax assets will not be fully realized in the future. Although the Company’s operations in Malaysia generated cumulative net operating income, management concluded that the Company had not yet demonstrated a sufficient history of sustained profitability to support the realization of its deferred tax assets. In light of ongoing economic uncertainties, management has determined that it was appropriate to maintain a full valuation allowance against the deferred tax assets. The Company will continue to evaluate its valuation allowance policy and will consider adjustments only upon demonstrating sustained profitability over consecutive reporting periods. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets of $455,589 and $386,147 as of September 30, 2026 and December 31, 2025, respectively. For the nine months ended September 30, 2026, the valuation allowance increased by $69,442, primarily due to additional operating losses incurred by the Company during the period. For the nine months ended September 30, 2026 and 2025, the Company recorded cash paid for income taxes of $130,378 and $155,828, respectively.

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

As of September 30, 2026, the Company has an issued and outstanding share of common stock of 81,915,838 with an authorized share of common stock of 600,000,000 with a par value of $0.0001. In addition, the Company has an authorized share of preference stock of 200,000,000 with a par value of $0.0001, however no share of preference stock was issued and outstanding as of September 30, 2026.

16. DIVIDEND

No dividend was declared for the nine months ended September 30, 2026.

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

	For the Nine Months Ended and As of September 30, 2026
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$1,735,504	$1,835,626	$393,142	$3,964,272
Less:
Cost of revenue	(884,916)	(1,272,939)	(400,714)	(2,558,569)
Segment gross profit/(loss)	$850,588	$562,687	$(7,572)	$1,405,703
Less:
Consultancy fee	(20,497)	(36,205)	(13,764)	(70,466)
Depreciation and amortization	(16,043)	(28,340)	(10,774)	(55,157)
Lease expense	(24,348)	(43,009)	(16,351)	(83,708)
Legal services fees	(22,081)	(39,005)	(14,828)	(75,914)
Employee related expenses including salaries, pension, insurance and other benefits	(166,107)	(293,415)	(111,546)	(571,068)
Other segment expenses	(105,997)	(187,234)	(71,180)	(364,411)

Total segment expenses	(355,073)	(627,208)	(238,443)	(1,220,724)
Other income	2,525	4,460	1,696	8,681
Finance cost	(583)	(1,029)	(391)	(2,003)
Share of income from operation of associate	-	6,488	-	6,488
Income/(loss) before income tax	$497,457	$(54,602)	$(244,710)	$198,145
Income tax provision	-	-	-	-
Segment net income/(loss)	$497,457	$(54,602)	$(244,710)	$198,145

Total assets	$1,437,530	$2,539,287	$965,349	$4,942,166
Capital expenditure	$7,229	$12,770	$4,855	$24,854

	For the Nine Months Ended and As of September 30, 2026
By Country	Malaysia	Non-Malaysia	Total
Revenue	$3,964,272	$-	$3,964,272
Less:
Cost of revenue	(2,558,569)	-	(2,558,569)
Segment gross profit	$1,405,703	$-	$1,405,703
Less:
Consultancy fee	-	(70,466)	(70,466)
Depreciation and amortization	(55,157)	-	(55,157)
Lease expense	(83,708)	-	(83,708)
Legal services fees	(5,914)	(70,000)	(75,914)
Employee related expenses including salaries, pension, insurance and other benefits	(571,068)	-	(571,068)
Other segment items	(264,260)	(100,151)	(364,411)

Total segment expenses	(980,107)	(240,617)	(1,220,724)
Other income	8,673	8	8,681
Finance cost	(2,003)	-	(2,003)
Share of income from operation of associate	6,488	-	6,488
Income/(loss) before income tax	$438,754	$(240,609)	$198,145
Income tax provision	-	-	-
Segment net income/(loss)	$438,754	$(240,609)	$198,145

Total assets	$4,931,693	$10,473	$4,942,166
Capital expenditure	$24,854	$-	$24,854

	For the Nine Months Ended and As of September 30, 2025
By Business Unit	Fintech	Regtech	RPA	Total
Revenue	$1,259,162	$1,488,384	$457,312	$3,204,858
Less:
Cost of revenue	(809,867)	(893,493)	(459,455)	(2,162,815)
Segment gross profit/(loss)	$449,295	$594,891	$(2,143)	$1,042,043
Less:
Advertisement fee	(29,100)	(50,985)	(21,535)	(101,620)
Consultancy fee	(32,201)	(56,417)	(23,829)	(112,447)
Depreciation and amortization	(15,320)	(26,841)	(11,337)	(53,498)
Lease expense	(20,693)	(36,255)	(15,313)	(72,261)
Travelling expense	(17,640)	(30,906)	(13,054)	(61,600)
Employee related expenses including salaries, pension, insurance and other benefits	(138,966)	(243,472)	(102,836)	(485,274)
Other segment expenses	(140,515)	(246,184)	(103,982)	(490,681)

Total segment expenses	(394,435)	(691,060)	(291,886)	(1,377,381)
Other income	2,963	5,191	2,192	10,346
Finance cost	(474)	(830)	(350)	(1,654)
Share of loss from operation of associate	-	(118)	-	(118)
Income/(loss) before income tax	$57,349	$(91,926)	$(292,187)	$(326,764)
Income tax provision	-	-	-	-
Segment net income/(loss)	$57,349	$(91,926)	$(292,187)	$(326,764)

Total assets	$1,159,937	$2,032,230	$858,362	$4,050,529
Capital expenditure	$11,441	$20,045	$8,467	$39,953

	For the Nine Months Ended and As of September 30, 2025
By Country	Malaysia	Non-Malaysia	Total
Revenue	$3,204,858	$-	$3,204,858
Less:
Cost of revenue	(2,162,815)	-	(2,162,815)
Segment gross profit	$1,042,043	$-	$1,042,043
Less:
Advertisement fee	-	(101,620)	(101,620)
Consultancy fee	-	(112,447)	(112,447)
Depreciation and amortization	(53,498)	-	(53,498)
Lease expense	(72,261)	-	(72,261)
Travelling expense	(61,336)	(264)	(61,600)
Employee related expenses including salaries, pension, insurance and other benefits	(485,274)	-	(485,274)
Other segment expenses	(396,600)	(94,081)	(490,681)

Total segment expenses	(1,068,969)	(308,412)	(1,377,381)
Other income	10,306	40	10,346
Finance cost	(1,654)	-	(1,654)
Share of loss from operation of associate	(118)	-	(118)
Income/(loss) before income tax	$(18,392)	$(308,372)	$(326,764)
Income tax provision	-	-	-
Segment net income/(loss)	$(18,392)	$(308,372)	$(326,764)

Total assets	$4,017,442	$33,087	$4,050,529
Capital expenditure	$39,953	$-	$39,953

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2026 up through the date the Company presented these unaudited financial statements.

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

Payment Processing (Fintech)

We have our own web-based payment processing system for check clearing used in central banks, financial institutions and payment system providers. This image-based check truncation system (CTS) is similar to the one used in the United States of America, under the CHECK21 standards. Our CTS systems are sold in Malaysia, Singapore, Indonesia, Philippines, Myanmar, Thailand, Pakistan, Bangladesh and in Saudi Arabia. INCHEQS (trademark pending) is our flagship Fintech product, through which we automate the clearing of checks, a payment instrument, for banks and central banks that either issue or collect checks, or both. INCHEQS is a check image-based solution where we deploy AI to identify the check amount, payee name, date, Magnetic Ink Character Recognition (MICR) code and signature to automate the approval and subsequent payment of checks to the customer. INCHEQS can be deployed at banks and clearing houses. The solution utilizes a web-based architecture and is sold either as a perpetual license with an annual maintenance contract or on an annual subscription basis. For the quarter ended September 30, 2026, INCHEQS generated approximately 38% of our revenue.

INGateway is a payment gateway solution that is designed to support and be compatible with the ISO20022 messaging standards for central banks and financial institutions. INGateway is capable of supporting the Straight Through Processing (STP) of all types of payment transactions (including SWIFT, Real-Time Gross Settlement (RTGS), GIRO (NACHA standards) and Fast and Secure Transfers (FAST) payment) and is extendable to interface with various types of payment gateways. Our STP payment gateway solutions are sold in Malaysia, Myanmar and Indonesia. For the quarter ended September 30, 2026, INGateway generated approximately 6% of our revenue.

Regulatory Technology (RegTech)

INReport is a RegTech system which conforms to XBRL reporting standards and other compliance reporting required by regulatory agencies such as central banks, securities commissions, tax authorities and company registries. Our INReport reporting platform covers financial statistic reporting, credit risk exposure and analysis, risk management reports, Foreign Account Tax Compliance Act (FATCA) and EU Common Reporting Standard (CRS) reporting, external sector reporting, Goods and Services Tax (GST) reporting for reporting entities and lately e-Invoicing reporting for large corporations. We have more than 54 financial institutions and 61 large corporations using this RegTech platform. For the quarter ended September 30, 2026, INReport generated approximately 46% of our revenue.

Additionally, we have developed TellUS Report, a RegTech Software as a Service (SaaS) solution for public listed companies and financial institutions for Environmental, Social and Governance (ESG) compliant reporting and consultancy. ESG guidelines have already been issued by Bank Negara Malaysia, the central bank of Malaysia and Bursa Malaysia Stock Exchange for their members to reduce their carbon footprint. Our subsidiary, TellUS Report Sdn Bhd, was created to focus on this new line of business in both the consultancy and reporting. The current reporting standard that TellUS Report supports is the GRI Standards. For the quarter ended September 30, 2026, TellUS Report did not generate a material amount of our revenue.

Robotic Process Automation (RPA)

OrangeFIN is AI-based RPA suite of products for financial institutions, large corporations and small medium enterprises. The OrangeWorkforce family of products, which consists of OrangeFIN Bots, OrangeFIN AI and OrangeFIN Vision, utilizes software robots for the automation of mundane, labor intensive, manual computer operations. Robots are utilized for the processes where they help to reduce operational costs and also costs arising from human error. Our system automates the capturing of customer information from identity cards, passports and other identification documents. Our solution will automatically extract data from customers’ identity card, passport, and other identity documents and will immediately complete the forms, eliminating the friction and errors caused by manual input, through Intelligent Character Recognition technology and other AI-based technologies. Information extracted from an official identification document will then be checked against existing financial institutions’ databases for regulatory screening in internal blacklist check, anti-money laundering, credit scoring check, FATCA, CRS and ESG reporting, etc. Our AI-based RPA has helped companies in Malaysia, Philippines, Indonesia and Pakistan. Also, we have a joint venture company KSP AsiaFIN Co., Ltd. that has fully translated our AI-based RPA to the Thai language. For the quarter ended September 30, 2026, OrangeFIN generated approximately 10% of our revenue.

Results of operations

Three months ended September 30, 2026 and 2025

	For the Three Months Ended September 30,				Increase (decrease) in 2026 compared to
	2026		2025		2025
	(In U.S. dollars, except for percentages)
Revenue	$1,172,368	100.0%	$1,576,382	100.0%	$(404,014)	(25.6)%
Cost of revenue	(867,643)	(74.0)%	(839,347)	(53.2)%	28,296	3.4%
Gross profit	$304,725	26.0%	$737,035	46.8%	$(432,310)	(58.7)%
Selling, general and administrative expenses	(370,566)	(31.6)%	(368,494)	(23.4)%	2,072	0.6%
(Loss)/income from operations	$(65,841)	(5.6)%	$368,541	23.4%	$(434,382)	(117.9)%
Other income	2,072	0.2%	2,992	0.2%	(920)	(30.7)%
Finance cost	(545)	(0.0)%	(613)	(0.0)%	(68)	(11.1)%
Share of loss from operation of associate	6,580	0.6%	(1)	(0.0)%	6,581	658,100.0%
(Loss)/income before income tax	$(57,734)	(4.9)%	$370,919	23.5%	$(428,653)	(115.6)%
Income tax expense	-	-%	-	-%	-	-%
Net (loss)/income	$(57,734)	(4.9)%	$370,919	23.5%	$(428,653)	(115.6)%
Net loss attributable to non-controlling interest	10,620	0.9%	9,188	0.6%	1,432	15.6%
Net (loss)/income attributed to common shareholders of AsiaFIN Holdings Corp.	$(47,114)	(4.0)%	$380,107	24.1%	$(427,221)	(112.4)%

Revenue

For the three months ended September 30, 2026, the Company generated revenue in the amount of $1,172,368. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the three months ended September 30, 2025, the Company generated revenue in the amount of $1,576,382. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

The decrease in revenue of $404,014, or 25.6%, was primarily attributable to fewer project milestones being achieved during the three months ended September 30, 2026, resulting in lower revenue recognition compared with the corresponding period in 2025.

Cost of Revenue

For the three months ended September 30, 2026 and 2025, the Company recorded cost of revenue in the amount of $867,643 and $839,347, respectively. The increase in cost of revenue of $28,296, or 3.4%, was primarily attributable to an increase in salaries and bonuses paid to technical staffs involved in the provision of information technology services.

Gross Profit

For the three months ended September 30, 2026 and 2025, the Company generated gross profit of $304,725 and $737,035, respectively, from the provision of services related to information technology business. The decrease in gross profit of $432,310, or 58.7%, was primarily attributable to the decrease in revenue of $404,014 and the increase in cost of revenue of $28,296, as discussed above. The gross profit margin decreased from 46.8% for the three months ended September 30, 2025 to 26.0% for the corresponding period in 2026, primarily due to lower revenue recognition from information technology service projects and higher technical staff costs.

Selling, General and Administrative Expenses

For the three months ended September 30, 2026, the Company had selling, general and administrative expenses in the amount of $370,566. These were primarily comprised of salary expenses, credit loss allowance, consultancy fee, legal services fee, lease expenses and other professional fee.

For the three months ended September 30, 2025, the Company had selling, general and administrative expenses in the amount of $368,494. These were primarily comprised of salary expenses, credit loss allowance, consultancy fee, other professional fee, advertisement fee, transportation charges and travelling expenses.

The slight increase in general and administrative expenses was primarily attributable to higher salary expenses, as the Company recruited additional employees to support its business expansion.

Net Loss/Income

For the three months ended September 30, 2026, the Company has incurred a net loss of $47,114.

For the three months ended September 30, 2025, the Company has generated a net income of $380,107.

Nine months ended September 30, 2026 and 2025

	For the Nine Months Ended September 30,				Increase (decrease) in 2026 compared to
	2026		2025		2025
	(In U.S. dollars, except for percentages)
Revenue	$3,964,272	100.0%	$3,204,858	100.0%	$759,414	23.7%
Cost of revenue	(2,558,569)	(64.5)%	(2,162,815)	(67.5)%	395,754	18.3%
Gross profit	$1,405,703	35.5%	$1,042,043	32.5%	$363,660	34.9%
Selling, general and administrative expenses	(1,220,724)	(30.8)%	(1,377,381)	(43.0)%	(156,657)	(11.4)%
Income/(loss) from operations	$184,979	4.7%	$(335,338)	(10.5)%	$520,317	155.2%
Other income	8,681	0.2%	10,346	0.3%	(1,665)	(16.1)%
Finance cost	(2,003)	(0.1)%	(1,654)	(0.1)%	349	21.1%
Share of loss from operation of associate	6,488	0.2%	(118)	(0.0)%	6,606	5,598.3%
Income/(loss) before income tax	$198,145	5.0%	$(326,764)	(10.2)%	$524,909	160.6%
Income tax expense	-	-%	-	-%	-	-%
Net income/(loss)	$198,145	5.0%	$(326,764)	(10.2)%	$524,909	160.6%
Net loss attributable to non-controlling interest	32,948	0.8%	26,641	0.8%	6,307	23.7%
Net income/(loss) attributed to common shareholders of AsiaFIN Holdings Corp.	$231,093	5.8%	$(300,123)	(9.4)%	$531,216	177.0%

Revenue

For the nine months ended September 30, 2026, the Company generated revenue in the amount of $3,964,272. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

For the nine months ended September 30, 2025, the Company generated revenue in the amount of $3,204,858. The revenue was generated as a result of the Company having provided services related to information technology business to the customers.

The increase in revenue of $759,414, or 23.7%, was primarily attributable to the achievement of additional project milestones during the nine months ended September 30, 2026, which resulted in higher revenue recognition compared with the corresponding period in 2025.

Cost of Revenue

For the nine months ended September 30, 2026 and 2025, the Company recorded cost of revenue in the amount of $2,558,569 and $2,162,815, respectively. The increase in cost of revenue of $395,754, or 18.3%, was primarily attributable to higher costs incurred in providing information technology services to support the increase in revenue during the nine months ended September 30, 2026, including higher salaries and bonuses paid to technical staffs.

Gross Profit

For the nine months ended September 30, 2026 and 2025, the Company generated gross profit of $1,405,703 and $1,042,043, respectively, from the provision of services related to information technology business. The increase in gross profit of $363,660, or 34.9%, was primarily attributable to the increase in revenue of $759,414, partially offset by the increase in cost of revenue of $395,754, as discussed above. The gross profit margin increased from 32.5% for the nine months ended September 30, 2025 to 35.5% for the corresponding period in 2026, as revenue increased at a higher rate than cost of revenue.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2026, the Company had selling, general and administrative expenses in the amount of $1,220,724. These were primarily comprised of salary expenses, credit loss allowance, lease expenses, consultancy fee, other professional fee, advertisement fee, transportation charges and travelling expenses.

For the nine months ended September 30, 2025, the Company had selling, general and administrative expenses in the amount of $1,377,381. These were primarily comprised of salary expenses, credit loss allowance, lease expenses, consultancy fee, other professional fee, advertisement fee, transportation charges and travelling expenses.

The decrease in general and administrative expenses was primarily attributable to significant reduction in credit loss allowance expenses, advertisement expenses, consultancy fees and travelling expenses.

Net Income/Loss

For the nine months ended September 30, 2026, the Company has generated a net income of $231,093.

For the nine months ended September 30, 2025, the Company has incurred a net loss of $300,123.

Liquidity and Capital Resources

Nine months ended September 30, 2026 and 2025

As of September 30, 2026, the Company had cash and cash equivalents of $760,932, compared to $1,748,051 as of December 31, 2025. The Company primarily relies on cash generated from its operating activities and existing cash resources to fund its operations and meet its financial obligations. The Company believes its existing cash resources will be sufficient to meet its obligations for the next 12 months.

Cash Used in Operating Activities

For the nine months ended September 30, 2026, the Company has used $170,828 in operating activity, of which primarily consist of share of loss from operation of associate, decrease in account payables, increase in account receivables, increase in contract assets, decrease in accrued liabilities and other payables, increase in tax assets, decrease in income tax payable and reduction in lease liability contra by net income, depreciation and amortization, provision for credit loss allowance, decrease in prepayment, deposits and other receivables and increase in contract liabilities.

For the nine months ended September 30, 2025, the Company has used $411,230 in operating activity, of which primarily consist of net loss, disposal of asset, increase in account receivables, increase in prepayment, deposits and other receivables, decrease in accrued liabilities and other payables, increase in tax assets, decrease in income tax payable and reduction in lease liability contra by share of loss from operation of associate, depreciation and amortization, provision for credit loss allowance, increase in account payables and increase in contract liabilities.

For the nine months ended September 30, 2026, the Company used net cash of $170,828 in operating activities, compared to $411,230 for the corresponding period in 2025. Although the Company’s operating cash outflows decreased, the Company continued to experience negative operating cash flows during the period. The Company’s future liquidity requirements will primarily consist of operating expenses, including technical staff salaries, administrative expenses, lease payments and other costs associated with the provision of information technology services. The Company’s future cash flows will depend on its ability to generate revenue from information technology services, collect outstanding customer receivables and manage its operating expenditures.

Cash Used in Investing Activities

For the nine months ended September 30, 2026, the Company has invested $755,058 in investing activities, for the investment in fixed deposits, advances to related companies and acquisition of computer system and office equipment.

For the nine months ended September 30, 2025, the Company has invested $98,541 in investing activities, for the advances to related companies and acquisition of computer systems, office equipment, motor vehicle and renovation.

During the nine months ended September 30, 2026, the Company invested $716,584 in fixed deposits. The availability of these deposits to fund future operating requirements depends on their maturity terms.

Cash Used in Financing Activities

For the nine months ended September 30, 2026, the Company has used $68,172 in financing activity, primarily consist of advances to director and repayment of finance lease liabilities.

For the nine months ended September 30, 2025, the Company has used $41,947 in financing activity, primarily consist of advances to director and repayment of finance lease liabilities.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders as of September 30, 2026.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future cash payments under fixed contractual obligations.

The following table summarizes our contractual obligations as of September 30, 2026:

	Total	Due within 1 year
Operating lease obligations[1]	$535,872	$71,369
Loan obligation[2]	36,787	36,787
Hire purchase obligation[3]	32,057	16,408
Total contractual obligations	$604,716	$124,564

[1]	Amount includes operating lease right-of-use obligations. We have one office space leasing agreement with our Chief Executive Officer and director, Mr. Kai Cheong Wong, and three office space leasing agreements with third party.

[2]	Represents the loan agreement with our Chief Executive Officer and director, Mr. Kai Cheong Wong, for the acquisition of property.

[3]	Represents the hire purchase agreement for the acquisition of motor vehicle.

There were no outstanding obligations that were considered material as of September 30, 2026.

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

Credit losses

The Company estimates and records a provision for its current expected credit losses related to its financial instruments, including its trade receivables. Management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, management believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosure. The Company has elected practical expedient under ASU 2025-05 for the quarter ended September 30, 2026 which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating current expected credit losses. Accordingly, the Company’s estimate of current expected credit losses for current accounts receivables is based on the delinquency status of those uncollected balances as of September 30, 2026. The Company calculates the current expected credit loss rate by applying the rate of change between the balances from the previous quarter and the uncollected balances in the current quarter on the historical loss rate.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies that the Company adopts as of the specified effective dates. Unless otherwise discussed, the Company does not believe that the adoption of any recently issued accounting standards has had, or may have, a material impact on its condensed consolidated financial statements or related disclosures.

Emerging Growth Company Accounting Election

The Company is an “emerging growth company” (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an EGC may take advantage of the extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

The Company has elected to use this extended transition period and, as a result, will adopt new or revised accounting standards on the relevant dates on which adoption is required for entities other than public business entities, to the extent such standards are subject to the extended transition period.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies interim disclosure requirements and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities, and after December 15, 2028, for entities other than public business entities. As an EGC that has elected the extended transition period, the Company expects to adopt this ASU for interim reporting periods within annual reporting periods beginning after December 15, 2028, assuming it remains eligible for the extended transition period. Early adoption is permitted.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) inadequate written policies and procedures for accounting and financial reporting in accordance with the requirements and application of U.S. GAAP and SEC guidelines; (ii) inadequate segregation of duties and effective risk assessment; and (iii) lack of internal audit function due to the fact that the Company lacks qualified personnel to perform the internal audit functions effectively and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of September 30, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

AsiaFIN Holdings Corp.
(Name of Registrant)

Date: November 12, 2026	By:	/s/ Kai Cheong Wong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Ghi Geok Khoo
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)